Form 10-Q
period 1999-08-31
TENDER LOVING CARE HEALTH CARE SERVICES INC/ NY
filed 1999-10-20
CIK 1082993

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999, OR

  ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM            TO           .
           ------------  -----------


       Commission file number 0-25777



                  TENDER LOVING CARE HEALTH CARE SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                            11-3476656
 --------------------------------                           --------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1983 MARCUS AVENUE, LAKE SUCCESS, NEW YORK                          11042
-------------------------------------------                 --------------------
(Address of principal executive offices)                          (Zip Code)


                                 (516) 358-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.       Yes    No X
                               ---   ---

The number of shares of common stock outstanding on October 20, 1999 were 11,809,694 shares.

TENDER LOVING CARE HEALTH CARE SERVICES, INC.
--------------------------------------------------------------------------------

                                      INDEX
--------------------------------------------------------------------------------




                                                                   PAGE NO.
                                                                   --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          August 31, 1999 and February 28, 1999                        2

          Condensed Statements of Consolidated
          Income - Three and six months ended
          August 31, 1999 and 1998                                     3

          Condensed Statements of Consolidated Cash
          Flows - Six months ended August 31, 1999
          and 1998                                                     4

          Notes to Condensed Consolidated Financial
          Statements                                                 5-9


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9-15

          Factors Affecting the Company's Future
          Performance                                              15-18

PART II   OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          Spin-off Transaction and Pro Forma Financial
          Information                                              19-23

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                         24-26

TENDER LOVING CARE HEALTH CARE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                           AUGUST 31,
                                                             1999        FEBRUARY 28,
                                                          (UNAUDITED)        1999
                                                           ---------      ---------
ASSETS:
Current Assets:
 Cash and cash equivalents                                 $   1,867      $   2,007
 Accounts receivable, net of allowance
   for doubtful accounts of $7,940
   and $7,000, respectively                                   77,472         79,662
 Income tax refund receivable                                     --          1,733
 Prepaid expenses and other current assets                     4,108          3,554
                                                           ---------      ---------
   Total current assets                                       83,447         86,956

Fixed Assets, net of accumulated depreciation
  of $12,095 and $9,752, respectively                         29,185         27,987
Intangible Assets, net of accumulated
  amortization of $11,671 and $11,102,
  respectively                                                26,845         27,091
Other Assets                                                   3,580          4,471
                                                           ---------      ---------
TOTAL                                                      $ 143,057      $ 146,505
                                                           =========      =========

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses                     $  37,614      $  34,899
 Accrued payroll and related expenses                         26,297         25,750
 Current portion of long-term debt                            46,307         43,460
 Current portion of Medicare and
  Medicaid liabilities                                        29,690         22,673
                                                           ---------      ---------
    Total current liabilities                                139,908        126,782
                                                           ---------      ---------

Long-Term Debt                                                16,911         19,749
                                                           ---------      ---------
Long-Term Medicare and Medicaid Liabilities                   24,934         34,608
                                                           ---------      ---------
Other Liabilities                                              5,336          4,725
                                                           ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common Stock - $.01 par value;
  50,000,000 shares authorized; 23,311,825 and
  23,307,129 shares outstanding at August 31,
  1999 and February 28, 1999, respectively                       233            233
Class B Common Stock - $.01 par value;
  1,554,936 shares authorized; 307,563 and
  312,251 shares outstanding at August 31,
  1999 and February 28, 1999, respectively                         3              3
Additional paid-in capital                                    69,055         69,055
Accumulated deficit                                         (113,323)      (108,650)
                                                           ---------      ---------
   Total stockholders' equity (deficit)                      (44,032)       (39,359)
                                                           ---------      ---------
TOTAL                                                      $ 143,057      $ 146,505
                                                           =========      =========

            See notes to condensed consolidated financial statements

TENDER LOVING CARE HEALTH CARE SERVICES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   AUGUST 31,                    AUGUST 31,
                                            ------------------------      ------------------------
                                              1999           1998           1999           1998
                                            ---------      ---------      ---------      ---------
                                                          (Restated-                    (Restated-
                                                          see Note 1)                   see Note 1)
REVENUES:

  Service revenues:
  Home health care                          $  65,370      $  79,539      $ 135,297      $ 163,146
  Supplemental staffing                        37,759         31,761         75,317         59,017
                                            ---------      ---------      ---------      ---------
  Total service revenues                      103,129        111,300        210,614        222,163
  Sale of licensees and fees, net                 362            368            542            783
                                            ---------      ---------      ---------      ---------
Total revenues                                103,491        111,668        211,156        222,946
                                            ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
  Operating costs                              70,679         74,185        144,529        150,568
  General and administrative expenses          33,428         36,116         67,836         70,143
  Amortization of intangible assets               345            318            569            630
  Interest expense                              1,924            852          3,167          1,904
  Interest (income)                              (280)          (214)          (378)          (562)
  Other (income) expense, net                    (316)           168           (330)           195
                                            ---------      ---------      ---------      ---------
Total costs and expenses                      105,780        111,425        215,393        222,878
                                            ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES              (2,289)           243         (4,237)            68

PROVISION FOR INCOME TAXES                        277            108            436             32
                                            ---------      ---------      ---------      ---------

NET INCOME (LOSS)                           $  (2,566)     $     135      $  (4,673)     $      36
                                            =========      =========      =========      =========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES:

    Basic                                      23,619         22,526         23,619         23,090
                                            =========      =========      =========      =========

    Diluted                                    23,619         22,563         23,619         23,190
                                            =========      =========      =========      =========

INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:

    Basic                                   $    (.11)     $     .01      $    (.20)     $     .00
                                            =========      =========      =========      =========

    Diluted                                 $    (.11)     $     .01      $    (.20)     $     .00
                                            =========      =========      =========      =========


            See notes to condensed consolidated financial statements.

TENDER LOVING CARE HEALTH CARE SERVICES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                               AUGUST 31,
                                                        ----------------------
                                                          1999          1998
                                                        --------      --------
                                                                     (Restated-
CASH FLOWS FROM OPERATING ACTIVITIES:                                see Note 1)

NET INCOME (LOSS)                                       $ (4,673)     $     36
Adjustments to reconcile net income to net
  cash provided by operations:
   Depreciation and amortization of fixed assets           2,343         2,008
   Amortization of intangibles and goodwill                  569           630
   Allowance for doubtful accounts                           940           500
   Income tax refund received                              1,733            --
   Gain on sale of assets                                    (90)         (121)
   Increase in other long-term liabilities                    33           126
   Write-off of goodwill                                      --           297
Change in operating assets and liabilities:
   Accounts receivable                                     1,250         3,123
   Prepaid expenses and other current assets                (554)         (431)
   Accounts payable and accrued expenses                   1,145        (9,586)
   Medicare and Medicaid liabilities                      (2,657)       27,665
   Other assets                                              145        (1,624)
                                                        --------      --------
Net cash provided by operating activities                    184        22,623
                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets                                  90           166
Additions to fixed assets, net                            (3,541)         (138)
Acquisition of businesses                                     --        (1,370)
                                                        --------      --------
Net cash used in investing activities                     (3,451)       (1,342)
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan                    --           188
Exercise of stock options                                     --            35
Purchase and retirement of common stock                       --        (3,120)
Increase (decrease) in borrowings under
  revolving line of credit                                 4,014       (15,065)
Reduction in other long-term liabilities                    (887)       (3,096)
                                                        --------      --------
Net cash used in financing activities                      3,127       (21,058)
                                                        --------      --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      (140)          223
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                2,007         2,757
                                                        --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  1,867      $  2,980
                                                        ========      ========

SUPPLEMENTAL DATA:
Cash paid (received) for:
  Interest                                              $  2,342      $  1,928
                                                        ========      ========
  Income taxes, net                                     $ (1,318)     $ (1,389)
                                                        ========      ========

Fixed assets purchased through
  capital lease agreements                              $     --      $  1,625
                                                        ========      ========
Acquisition of businesses through
  issuance of notes payable                             $    310      $    275
                                                        ========      ========

            See notes to condensed consolidated financial statements.

TENDER LOVING CARE HEALTH CARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SPIN-OFF TRANSACTION AND FINANCIAL STATEMENTS - Staff Builders,Inc. ("Staff Builders") will separate its home health care business from its existing supplemental staffing business. To accomplish this separation of its businesses, Staff Builders' Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Health Care Services, Inc. ("TLC" or "the Company"), which will acquire 100% of the outstanding capital stock of the Staff Builders subsidiaries engaged in the home health care business. The spin-off will be effected through a pro rata distribution to Staff Builders' stockholders of all the shares of common stock of TLC owned by Staff Builders ("the Distribution"). The Distribution will be made by issuing one share of TLC common stock for every two shares of Staff Builders Class A and Class B common stock outstanding on October 12, 1999 ("the Record Date"). Based upon the 23,619,388 shares of Staff Builders common stock which were outstanding on the Record Date, 11,809,694 shares of TLC common stock will be distributed to holders of Staff Builders Class A and Class B common stock on or about October 20, 1999. The supplemental staffing business will remain with Staff Builders.

     On October 13, 1999, Staff Builders received notice from the Securities and Exchange Commission that TLC's Registration Statement on Form 10 was cleared from further comments. Further, on October 20, 1999, Staff Builders received consent from its current lending institution to complete the spin-off transaction. Since after the Distribution TLC will own a majority of the operations, employees and assets of the historical business of Staff Builders, the Distribution will be treated as a "reverse spin-off" for financial reporting purposes under generally accepted accounting principles. Therefore, although TLC will be engaged exclusively in the home health care business, and not in the supplemental staffing business, the historical condensed consolidated financial statements contained in this quarterly report include the financial position and results of operations of both the home health care business and the supplemental staffing business previously conducted by Staff Builders.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of Staff Builders and its subsidiaries as of August 31, 1999 and February 28, 1999, the results of operations for the three and six months ended August 31, 1999 and 1998 and the cash flows for the six months ended August 31, 1999 and 1998. Certain prior period amounts have been reclassified to conform with the August 1999 presentation.

     During the period October 20, 1997 through September 17, 1999, Staff Builders owned 81.8% of the outstanding common stock of Chelsea Computer Consultants, Inc. ("Chelsea") (see "Sale of Business"). Chelsea is a provider of information technology staffing services. Prior to the Staff Builders Board of Directors' approval in March 1999 of the spin-off of the home health care business, Staff Builders had intended to dispose of its investment in Chelsea and the accounts of Chelsea were originally accounted for on the equity basis in its financial statements for the year ended February 28, 1998 and in its condensed consolidated interim financial statements as of August 31, 1998 and for the three and six months then ended. In connection with Staff Builders' proposed spin-off of its home health care business, management developed plans to retain its investment in Chelsea by combining the Chelsea operations with its existing supplemental staffing business. Accordingly, the accounts of Chelsea were fully consolidated in Staff Builders' financial statements as of February 28, 1999 and for the year then ended and prior period financial statements have been restated from amounts previously reported to properly consolidate the accounts of Chelsea. The effects of this change represents a correction of an error in its financial statements for the three and six months ended August 31, 1998. As a result, total revenues and total expenses each increased by $8.3 million for the three months ended August 31, 1998 and by $14.9 million for the six months then ended from the amounts originally reported. Net income (loss) and basic and diluted income (loss) per share were not affected. Earnings attributable to the minority interest in Chelsea, the amounts of which are not significant, are included in other (income) expense in the accompanying statements of operations and accrued expenses in the accompanying balance sheets.

     The results for the three and six months ended August 31, 1999 and 1998 are not necessarily indicative of the results for an entire year. It is suggested that these condensed financial statements be read in conjunction with Staff Builders' audited financial statements as of February 28, 1999 and for the year then ended. Further, refer to the pro forma financial information contained within this report which gives effect to the Distribution as if it occurred on August 31, 1999 with regard to balance sheet information and on March 1, 1999 with regard to profit and loss information.

2. EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - Primary and fully diluted earnings (loss) per share were calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share." As the historical condensed consolidated financial statements contained in this quarterly report include results of operations of both the home health care business and the supplemental staffing business previously conducted by Staff Builders, primary and fully diluted earnings (loss) per share were calculated utilizing Staff Builders' share information.

     The shares used in computing basic earnings (loss) per share were 23,619,388 and 23,090,458 shares for the six months ended August 31, 1999 and 1998, respectively. The shares used in computing diluted earnings per share were 23,619,388 and 23,190,462 shares for the six months ended August 31, 1999 and 1998, respectively. The shares used in computing basic earnings per share were 23,619,388 and 22,526,140 for the three months ended August 31, 1999 and 1998, respectively. The shares used in computing diluted earnings (loss) per share were 23,619,388 and 22,563,259 shares for the three months ended August 31, 1999 and 1998, respectively.

3. PROVISION (BENEFIT) FOR INCOME TAXES - The provision (benefit) for income taxes for the three and six months ended August 31, 1999 and 1998 is based upon Staff Builders' estimated tax provision required for the full year.

4. CONTINGENCIES - On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that (i) between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare totaling approximately $1.5 million and (ii) officers and employees of that corporation submitted false statements in support of such claims; the U.S. Attorney has made a pre- complaint civil settlement demand of approximately $4.5 million. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. There have been significant discussions with the office of the United States Attorney which the Company believes are likely to lead to an arbitration within specified parameters.

     On June 18, 1998, 6100 Cleveland, Inc., Orsinger Enterprises, Inc., and First Choice Medical Staffing, Inc., three former home care and staffing licensees (franchisees) of the Company in Ohio, commenced an action in the United States District Court for the Northern District of Ohio, Eastern Division against the Company's subsidiary, Staff Builders International, Inc. The action sought to recover damages and other relief alleging unpaid royalties, wrongful termination by the Company of the Franchise Agreement between the Company and the Plaintiffs, breach of contract and other damages. The Company answered the complaint and moved for a change of venue. On December 1, 1998, Plaintiffs without permission of the Court, filed a Second Amended Complaint alleging in addition to the allegations contained in the prior Complaint, claims under the Racketeer Influenced and Corrupt

     Organizations Act ("RICO"), claiming a series of deliberate and illegal actions designed to put certain Staff Builders licensees (franchisees) out of business, as well as claims arising under New York and Ohio business opportunity statutes. The Court granted the Company's motion to dismiss the RICO claims and other claims which allege violation of business law in New York, including the claim for money damages of $25 million, treble damages and all of the claims against the named executive officers of the Company. The Court allowed to stand certain claims which allege violation of the Ohio business opportunities statute relating to disclosure requirements. The Court also denied Plaintiffs' motion attempting to dismiss all of defendants' counter-claims and denied third party defendant's motion to dismiss the Company's third party complaint. A companion case, 6100 Columbus Inc. v. Staff Builders International, Inc. was filed alleging breach of contract only. Discovery is currently in progress.

          On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former home care licensees (franchisees) of the Company for the territory comprising certain counties in and around Los Angeles, California and their holding company, instituted an action against the Company's subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District Court for the Central District of California on December 22, 1998. Plaintiffs filed a First Amended Complaint in the Central District on January 8, 1999 to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs, seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. Plaintiffs seek an unspecified amount of damages. Discovery is currently in process.

     On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health, Inc. and Jacquelyn Klooster, two former home health care licensees (franchisees) of the Company and their principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against the Company's subsidiaries Staff Builders International, Inc., Staff Builders Services, Inc. Staff Builders, Inc., and certain executive officers of the Company. The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to defraud Staff Builders' licensees (franchisees), as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages. The Company filed a motion to dismiss certain counts of the Complaint relating to the RICO claims.

     Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it maintains a loss contingency accrual for the aggregate estimated amount to settle such matters. In management's opinion, settlement of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

5. SALE OF BUSINESS - On September 17, 1999, Staff Builders sold its entire interest in Chelsea for total consideration of $17.5 million, subject to a post-closing net asset book value adjustment. Such consideration included $14.5 million received in cash and $3.0 million to be paid in cash upon completion of the Distribution, $500 thousand of which is payable to a former principal of Chelsea. The proceeds received of $14.5 million were used to pay off $8.4 million of borrowings under Staff Builders' acquisition line of credit and $6.1 million was used to pay down the revolving line of credit, of which $4.6 million and $1.5 million paid down the home health care and supplemental staffing division portions of the revolving line of credit, respectively. There was no material gain or loss from this transaction.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Staff Builders' results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements appearing in
Item 1.

SPIN-OFF TRANSACTION AND FINANCIAL STATEMENTS

Staff Builders,Inc. ("Staff Builders") will separate its home health care business from its existing supplemental staffing business. To accomplish this separation of its businesses, Staff Builders' Board of Directors established a new, wholly- owned subsidiary, Tender Loving Care Health Care Services, Inc. ("TLC" or "the Company"), which will acquire 100% of the outstanding capital stock of the Staff Builders subsidiaries engaged in the home health care business. The spin-off will be effected through a pro rata distribution to Staff Builders' stockholders of all the shares of common stock of TLC owned by Staff Builders ("the Distribution"). The Distribution will be made by issuing one share of TLC common stock for every two shares of Staff Builders Class A and Class B common stock outstanding on October 12, 1999 ("the Record Date"). Based upon the 23,619,388 shares of Staff Builders common stock which were outstanding on the Record Date, 11,809,694 shares of TLC common stock will be distributed to holders of Staff Builders Class A and Class B common stock on or about October 20, 1999. The supplemental staffing business will remain with Staff Builders.

On October 13, 1999, Staff Builders received notice from the Securities and Exchange Commission that TLC's Registration Statement on Form 10 was cleared from further comments. Further, on October 20, 1999, Staff Builders received consent from its current lending institution to complete the spin-off transaction. Since after the Distribution TLC will own a majority of the operations, employees and assets of the historical business of Staff Builders, the Distribution will be treated as a "reverse spin-off" for financial reporting purposes under generally accepted accounting principles. Therefore, although TLC will be engaged exclusively in the home health care business, and not in the supplemental staffing business, the historical condensed consolidated financial statements contained in this quarterly report include the financial position and results of operations of both the home health care business and the supplemental staffing business previously conducted by Staff Builders.

RESULTS OF OPERATIONS

Total revenues decreased by $8.2 million or 7.3% for the three months ended August 31, 1999 to $103.5 million from $111.7 million for the three months ended August 31, 1998. For the six months ended August 31, 1999 ("the 1999 period"), total revenues decreased by $11.8 million or 5.3% to $211.1 million from $222.9 million for the six months ended August 31, 1998 ("the 1998 period"). The decrease in total revenues for the 1999 period was primarily due to a decrease in home health care division service revenues of $27.8 million, or 17.1%, to $135.3 million in the 1999 period from $163.1 million in the 1998 period. This decrease was partially offset by an increase in the supplemental staffing division service revenues of $16.3 million, or 27.6%, to $75.3 million in the 1999 period from $59.0 million in the 1998 period.

The decrease in home health care division service revenues to $135.3 million in the 1999 period from $163.1 million in the 1998 period was primarily due to a decrease in Medicare revenues. This decrease resulted from the negative impact of the Medicare Interim

Payment System ("IPS") enacted under the Balanced Budget Act of 1997 ("BBA"). Further, the decrease in revenues in the 1999 period as compared to the 1998 period reflects a decrease in the number of operating locations to 107 locations as of August 31, 1999 as compared to 166 locations and 198 locations as of August 31, 1998 and February 28, 1998, respectively.

The following are Staff Builders' home health care service revenues by payment source:

                           THREE MONTHS ENDED   SIX MONTHS ENDED
                               AUGUST 31,          AUGUST 31,
                           -----------------    ----------------
                            1999       1998      1999      1998
                           ------     ------    ------    ------
Medicare                     41.4%      48.5%     43.3%     48.2%
Medicaid and other local
  government programs        38.9       31.0      37.3      30.9
Insurance and individuals    19.1       19.4      18.7      19.5
Other                         0.6        1.1       0.7       1.4
                           ------     ------    ------    ------
Total                       100.0%     100.0%    100.0%    100.0%
                           ======     ======    ======    ======

The increase in the supplemental staffing division service revenues to $75.3 million in the 1999 period as compared to $59.0 million in the 1998 period was primarily due to the increase in the number of staffing offices to 57 locations operated by 40 licensees as of August 31, 1999 as compared to 46 locations operated by 35 licensees as of February 28, 1998. Included in these revenues is an increase in the information technology staffing revenues generated by Chelsea which were $17.1 million and $14.9 million in the 1999 and 1998 periods, respectively.

Operating costs (the direct costs of providing services) were 68.5% and 66.7% of service revenues for the three months ended August 31, 1999 and 1998, and 68.6% and 67.8% for the six months ended August 31, 1999 and 1998, respectively. The increase in operating costs as a percentage of service revenues for the three and six months ended August 31, 1999 as compared to the same periods in the prior year is primarily due to the increase in supplemental staffing revenues which have higher direct operating costs as a percentage of revenues and a decrease in home health care revenues which have a lower level of direct operating costs as a percentage of revenues. Supplemental staffing direct operating costs as a percentage of related revenues were 77.5% and 78.5% for the 1999 and 1998 periods, and home health care direct operating costs as a percentage of related revenues were 63.7% and 63.9%, respectively. Supplemental staffing direct operating costs were $58.1 million and $46.4 million and home health care direct operating costs were $86.4 million and $104.2 million in the 1999 and 1998 periods, respectively.

General and administrative expenses decreased by $2.7 million, or 7.4%, to $33.4 million for the three months ended August 31, 1999 from $36.1 million for the three months ended August 31, 1998. For the six months ended August 31, 1999, general and administrative expenses decreased by $2.3 million, or 3.3%, to $67.8 million from $70.1 million for the six months ended August 31, 1998. The decrease in general and administrative expenses for the three and six months ended August 31, 1999 as compared to the same periods in the prior year is primarily due to the reduction in the number of home health care operating locations to 107 locations as of August 31, 1999 from 198 locations at February 28, 1998. The decrease of $2.3 million in general and administrative expenses for the 1999 period includes a reduction in home health care expenses of $5.5 million offset by an increase in supplemental staffing division expenses of $3.2 million due to expansion of that division. Home health care general and administrative expenses were $55.1 million and $60.6 million and supplemental staffing general and administrative expenses were $12.7 million and $9.5 million in the 1999 and 1998 periods, respectively.

Interest expense was approximately $1.9 million and $850 thousand for the three months ended August 31, 1999 and 1998, and $3.2 million and $1.9 million for the six months ended August 31, 1999 and 1998, respectively. The increase in interest expense for the three and six months ended August 31, 1999 as compared to the same periods in the prior year is primarily due to increased borrowings under the secured revolving lines of credit, together with higher interest rates on such borrowings. The 1999 period interest expense of $3.2 million included home health care and supplemental staffing interest expense of $1.4 million and $1.8 million, respectively. The supplemental staffing interest expense included approximately $400 thousand related to the acquisition line of credit which was paid off in September 1999.

Amortization expense was approximately $300 thousand in each of the three month periods ended August 31, 1999 and 1998, and was approximately $600 thousand in each of the six month periods then ended. A decrease of approximately $100 thousand and $200 thousand for the three and six months ended August 31, 1999, respectively, as compared to the same periods in the prior year resulted from the write-off of home health care goodwill and intangible assets of $15.3 million in the fourth quarter of the year ended February 28, 1999. Offsetting these increases was an increase in amortization expense due to the reduction in the estimated useful lives of home health care goodwill and intangible assets from 40 years to 20 years, effective March 1, 1999. The reduction in useful lives results from Staff Builders' assessment of the factors related to the home health care industry including industry consolidation, changing third-party reimbursement requirements and an uncertain regulatory environment.

The provision for income taxes of $277 thousand and $436 thousand for the three and six months ended August 31, 1999, respectively, primarily consists of state income taxes attributable to the supplemental staffing division operations. In the fourth quarter of the year ended February 28, 1999, a valuation allowance was recorded aggregating $28.9 million. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be required by Statement of Financial Accounting Standards No. 109. There has been no change to this determination relative to the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

Staff Builders has a secured credit facility which consists of a revolving line of credit under which Staff Builders is permitted to borrow amounts based upon certain percentages of eligible receivables, up to the maximum amount of the credit facility. On September 17, 1999, Staff Builders paid off an acquisition line of credit which prior thereto was also included as part of the secured credit facility.

On September 24, 1999, the home health care business ("TLC" or "the Company") entered into an amended and restated loan and security agreement which expires on February 29, 2000. The TLC loan agreement provides for the home health care business to borrow up to a maximum of $17.0 million which shall be reduced to
(i) $16.75 million on the earlier of : (A) October 29, 1999, or (B) the date of the Distribution, (ii) $16.25 million thirty days after the date of the reduction set forth in clause (i) above, and (iii) $16.0 million thirty days after the date of the reduction set forth in clause (ii) above. TLC is permitted to borrow up to 80% of eligible accounts receivable, up to the maximum amount of the credit facility. Availability under the line of credit is reduced by a reserve established by the bank of up to $2.0 million which shall be applied to the TLC borrowing base in the event that ATC has an over advance outstanding under its line of credit, through the date of Distribution. On the date of the Distribution, all provisions for cross-defaults and cross-collateralization in the loan agreements will be terminated. Availability is reduced by a separate reserve in the amount of $750 thousand until such time that a more favorable payment plan has been agreed upon in writing between TLC and the Federal Health Care Finance Administration, under terms and conditions acceptable to the bank.

During the period ending February 29, 2000 through which the Company may borrow under the amended loan and security agreement, management is taking steps to obtain new financing.

The TLC loan bears interest at 2.0% over the prevailing prime lending rate (such rate being 8.25% as of October 20, 1999), a monthly collateral management fee of $8 thousand and an unused fee of .375% per annum of the daily unused portion of the facility. TLC paid bank fees of $170 thousand in connection with execution of the amended and restated loan and security agreement. Subsequently, TLC is required to pay facility fees of .875% of its then maximum revolving credit amount on November 30, 1999 and on December 30, 1999, and .5% of its then maximum revolving credit amount on January 31, 2000. If the loan is fully paid on a date prior to any of the foregoing dates, then the Company will not be required to make any of the payments on dates subsequent to the loan pay off date.

On September 17, 1999, Staff Builders, Inc. sold its entire interest in Chelsea for total consideration of $17.5 million, subject to a post-closing net asset book value adjustment. Such consideration included $14.5 million received in cash and $3.0 million which is to be paid in cash upon completion of the Distribution, $2.5 million of which is payable to the Staff Builders supplemental staffing business and $500 thousand of which is payable to a former principal of Chelsea. The proceeds received of $14.5 million were used to pay off the entire $8.4 million balance under Staff Builders' acquisition line of credit, which prior thereto was included as part of the secured credit facility, and $6.1 million was used to pay down the revolving line of credit, of which $4.6 million and $1.5 million paid down the home health care and ATC supplemental staffing division portions of the revolving line of credit, respectively. There was no material gain or loss from this transaction.

Staff Builder's working capital deficiency was $56.5 million and $39.8 million at August 31 and February 28, 1999, respectively. On a pro forma basis to reflect the Distribution, the working capital deficiency of TLC was $54.2 million as of August 31, 1999. Staff Builder's current liabilities at August 31, 1999 include $29.7 million for Medicare and Medicaid liabilities, $39.4 million of outstanding borrowings under the secured credit facility (of which $14.5 million was paid on September 17, 1999) and $6.9 million for the current portion of other debt obligations. While the Company cannot accurately determine the required payment dates for its total Medicare and Medicaid liabilities, it has included $24.9 million in long term liabilities as of August 31, 1999 based upon its present estimate of when payments would likely become due. In order to pay its current liabilities in the normal course of business as well as to pay its liabilities to the Medicare and Medicaid agencies as they become due, the Company is investigating alternative sources of funding.

The above conditions raise substantial doubt about the ability of the Company to continue as a going concern. As a result, management continues to pursue various strategies, including but not limited to, negotiating with alternative lending sources, deferred payment terms for Medicare and Medicaid audit liabilities as well as for any repayments of Medicare periodic interim payment(s) ("PIP") and further deferred payment terms for other creditors. Based upon a revised payment schedule received in June 1999, the Company is required to pay 24 equal monthly installments of approximately $1.3 million, including principal and interest. The Company paid the first of these installments in July 1999. In August 1999, the Company entered into a further revised payment agreement which required a payment of $350 thousand in August 1999, monthly installments of approximately $1.1 million from September 1999 through August 2000, monthly installments of approximately $1.0 million from September 2000 through April 2001, and approximately $650 thousand per month thereafter through March 2002. The August, September and October 1999 payments have been made as required. Staff Builders continues to negotiate more favorable payment terms for its Medicare and Medicaid payment obligations. Additionally, the Company has obtained favorable extended payment terms with some of its trade creditors and is continuing to negotiate extended payment terms with other vendors. However, there can be no assurance that these actions will be successful to provide adequate funds for the Company's current level of operations and to pay the Company's past-due obligations.

YEAR 2000

         Many computer systems, applications, information technologies and equipment containing computer related components (generally "computer systems and equipment") are unable to differentiate between the year 2000 and the year 1900 because they were programmed with two-digit, rather than four digit, date fields. Accordingly, older computer systems that have time-sensitive applications may not properly recognize the year 2000 and beyond("Year 2000 issue"). This could cause system or equipment shut downs, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inabilities to process transactions, manufacture products, or engage in similar normal business activities.

         The Company has made upgrades to its computer systems and equipment controlling its general ledger, accounts payable, payroll and human resources systems and believes that these systems are largely Year 2000 compliant. The Company is continuing its upgrades with respect to the front end systems, which include clinical, scheduling and billing. The Company expects to complete such upgrades by October 31, 1999. The Company believes that with these upgrades, the Year 2000 issue will not pose significant operational problems for its computer systems and equipment. However, if such upgrades are not made or are not completed in a timely fashion, the Year 2000 issue might have an adverse impact on the operations of the Company, the precise degree of which cannot be known at this time.

         In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third party vendors that provide information, goods and services to the Company and third party customers to which the Company provides its services. These include financial institutions, companies in industry, and Federal and state government agencies. If significant numbers of these third parties experience failures in their computer systems or equipment due to the Year 2000 issue and if, in particular, the Federal government is not Year 2000 compliant these failures could adversely affect the Company's ability to process transactions or engage in similar normal business activities. While some of these risks are outside of the Company's control, it has instituted programs, including internal records review to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues.

         The total cost of the Year 2000 systems assessment and upgrades is funded through operating cash flows and leases and the Company is expensing certain items and capitalizing others. The estimated cost to replace existing software applications consisting of Lawson software and HBO Corporation systems, including modifications to accommodate the Year 2000, is approximately $25 million, including the cost of implementation. The actual cost could, however, exceed this estimate. The Company has not established a contingency plan to deal with major Year 2000 failures, if any, and does not intend to establish a contingency plan because it is comfortable with progress made to date, although no assurances can be made.

FORWARD-LOOKING STATEMENTS

         Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current interim payment system and/or the ultimate implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; Year 2000 failures; changes in laws and interpretations of laws or regulations relating to the health care industry; and inability to obtain financing on satisfactory terms.

GOVERNMENT REGULATION. As a home health care provider, the Company is subject to extensive and changing state and Federal regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The Federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare reimbursements to home health care providers generally, and are becoming more restrictive in their interpretation of those costs for which reimbursement will be allowed to such providers. Changes in the law and regulations as well as new interpretations enforced by the relevant regulatory agencies could have an adverse effect on the Company's operations and the cost of doing business.

THIRD-PARTY REIMBURSEMENT AND MANAGED CARE. Because the Company is reimbursed for its services primarily by the Medicare/Medicaid programs, insurance companies, managed care companies and other third-party payors, the implementation of alternative payment methodologies for any of these payors could have an impact on revenues and profit margins. Generally, managed care companies have sought to contain costs by reducing payments to providers. Continued cost reduction efforts by managed care companies could adversely affect the Company's results of operations.

HEALTH CARE REFORM. The BBA resulted in significant changes to cost based reimbursement for Medicare home health care providers. The BBA retains a cost based reimbursement system, the cost limits have been reduced and a per-beneficiary limit has been implemented. The BBA provides for IPS which became applicable for the Company on March 1, 1998 and will remain in effect until the adoption of a new prospective payment system scheduled to be effective for all home health care agencies on October 1, 2000. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. The Company cannot quantify the full effect of IPS on the Company's future performance because certain components of health care reform legislation, such as the per-beneficiary limit, require annual data which will not be known until a final assessment by Medicare and/or its fiscal intermediary is completed for each annual period.

         As Congress and state reimbursement entities assess alternative health care delivery systems and payment methodologies, the Company cannot predict which additional reforms may be adopted or what impact they may have on the Company. Additionally, uncertainties relating to the nature and outcomes of health care reforms have also generated numerous realignments, combinations and consolidations in the health care industry which may also have an adverse impact on the Company's business strategy and results of operations. The Company expects that in addition to industry consolidation generally, there may be consolidations within the

Company's company-owned and licensed locations, with the likely result that there will be fewer offices by the end of the next fiscal year.

BUSINESS CONDITIONS. The Company must continue to establish and maintain close working relationships with physicians and physician groups, managed care organizations, hospitals, clinics, nursing homes, social service agencies and other health care providers. There can be no assurance that the Company will continue to establish or maintain such relationships. The Company expects additional competition will develop in future periods given the increasing market demand for the type of services offered.

ATTRACTION AND RETENTION OF LICENSEES AND EMPLOYEES. Maintaining quality licensees, managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to the Company's patients. The possible inability to attract and retain qualified licensees, skilled management and sufficient numbers of credentialed health care professionals and para-professionals could adversely affect the Company's operations and quality of service.

SATISFACTORY FINANCING. On a pro forma basis to reflect the Distribution, the working capital deficiency of TLC was $54.2 million as of August 31, 1999. On September 24, 1999, the Company and its subsidiaries entered into a new loan agreement with its existing bank. The Company will be in default under this new facility if it does not produce a revised payment plan with The Health Care Finance Administration of the Department of Health and Human Services ("HCFA") satisfactory to the bank with respect to the repayment of Medicare overpayments by October 29, 1999. Although the Company anticipates obtaining such a payment plan, we cannot assure that it will be obtained by October 29, 1999 or at all. We have also negotiated deferred payment terms for certain of our Medicare and Medicaid liabilities and have made or are in the process of making arrangements with many of our other creditors to either reduce our liability to them, defer or extend payment of the liability or a combination of all. Management cannot provide assurance that any or enough such arrangements can be attained. In such event, or if our revenues do not meet expectations or our costs escalate, we may be unable to pay our debts as they become due and an event of default may occur under this new facility. The Company's credit facility expires February 29, 2000.

The Company's loan agreement permits borrowings up to a maximum of $17 million which will be reduced to $16 million in December 1999. Although the Company is currently seeking new financing, there can be no assurance that we will be able to obtain new financing by February 29, 2000. Further, if cash provided from operations is not adequate to cover the scheduled reductions in borrowing capability under our credit facility, we may be unable to pay our debts as they become due. Further, the Company is at or near its borrowing limit under its existing credit facility.

COMPETITION - Although there are national home health care companies, the health care personnel market is highly fragmented and competitors are often localized in particular geographical markets. Some of the entities with which we compete have substantially greater financial and other resources. In addition, our operations depend, to a significant degree, on our ability to recruit qualified health care personnel and we face competition from other companies in recruiting qualified health care personnel. There can be no assurance that qualified personnel will be available to us in the future. Our failure to recruit qualified personnel could have a material adverse effect on our operations.

YEAR 2000. The Company believes that because of the upgrades it has made and is making to its computer systems, the Year 2000 issue will not pose significant operational problems for it. However, if the upgrades are not completed on time, the Year 2000 issue might have an adverse effect. The Company has not established a contingency plan to deal with major Year 2000 failures, if any, and does not intend to establish a contingency plan because it is comfortable with progress made to date, although no assurances can be made. The total cost of the Company's Year 2000 systems enhancements and upgrades is funded through operating cash flows and leases. If the financial condition of the Company deteriorates, it may be unable to fund these systems enhancements and upgrades.

PART II - OTHER INFORMATION

ITEM 5. - OTHER INFORMATION

SPIN-OFF TRANSACTION AND PRO FORMA FINANCIAL INFORMATION - Staff Builders separated its home health care business from its existing supplemental staffing business. To accomplish this separation of its businesses, Staff Builders' Board of Directors established a new, wholly-owned subsidiary, Tender Loving Care Health Care Services, Inc. ("TLC"), which acquired 100% of the outstanding capital stock of the Staff Builders subsidiaries engaged in the home health care business. The spin-off was effected through a pro rata distribution to Staff Builders' stockholders of all the shares of common stock of TLC owned by Staff Builders ("the Distribution"). The Distribution was made by issuing one share of TLC common stock for every two shares of Staff Builders Class A and Class B common stock outstanding on October 12, 1999 ("the Record Date"). Based upon the 23,619,388 shares of Staff Builders common stock which were outstanding on the Record Date, 11,809,694 shares of TLC common stock were distributed to holders of Staff Builders Class A and Class B common stock. The supplemental staffing business will remain with Staff Builders.

The following unaudited pro forma consolidated balance sheet as of August 31, 1999 and unaudited pro forma consolidated statements of operations of the Company for the six months ended August 31, 1999 and the fiscal year ended February 28, 1999 (collectively, the "Pro Forma Statements") are based on the historical Consolidated Financial Statements of Staff Builders included elsewhere in this quarterly report as adjusted to give effect to the Distribution. Since after the Distribution TLC will own a majority of the operations, employees and assets of the historical business of Staff Builders, the Distribution will be treated as a "reverse spin off" for financial reporting purposes under GAAP. See assumptions and adjustments in the accompanying Notes to the Pro Forma Statements. The pro forma consolidated balance sheet gives effect to the Distribution as if it occurred on August 31, 1999 and the pro forma consolidated statements of operations give effect to the Distribution as if it occurred on the first day of each respective period. The pro forma consolidated balance sheet also gives effect to the sale of Chelsea as if it occurred on August 31, 1999.

The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The Pro Forma Statements do not purport to represent what the Company's financial position and result of operations would actually have been had the Distribution occurred on such dates or to project the Company's financial position or results of operations for any future period.

                  TENDER LOVING CARE HEALTH CARE SERVICES, INC.
                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEETS
                                 AUGUST 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          TLC
                                            STAFF      PRO FORMA
                                           BUILDERS    ADJUSTS.       PRO FORMA
                                          HISTORICAL      (A)         CONSOLID.
                                          ----------   ---------      ---------
ASSETS:
Current Assets:
 Cash and cash equivalents                $    1,867   $    (666)(B)  $   1,201
 Accounts receivable, net                     77,472     (31,010)(B)     46,462
 Prepaid expenses and
  other current assets                         4,108      (1,970)(B)      2,138
                                          ----------   ---------      ---------
   Total current assets                       83,447     (33,646)        49,801

Fixed Assets, net                             29,185      (1,301)(B)     27,884
Intangible Assets, net                        26,845     (21,643)(B)      5,202
Other Assets                                   3,580        (302)(B)      3,278
                                          ----------   ---------      ---------
Total Assets                              $  143,057   $ (56,892)     $  86,165
                                          ==========   =========      =========

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses    $   37,614   $  (8,002)(B)  $  29,612
 Accrued payroll and related expenses         26,297      (3,430)(B)     22,867
 Current portion of long-term debt            46,307     (24,433)(B,F)   21,874
 Current portion of Medicare and
  Medicaid liabilities                        29,690          --         29,690
                                          ----------   ---------      ---------
    Total current liabilities                139,908     (35,865)       104,043
                                          ----------   ---------      ---------

Long-Term Debt                                16,911          --         16,911
                                          ----------   ---------      ---------

Long-Term Medicare and
  Medicaid Liabilities                        24,934          --         24,934
                                          ----------   ---------      ---------
Other Liabilities                              5,336        (616)         4,720
                                          ----------   ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Class A Common stock                             236        (118)(E)        118
Class B Common stock                              --          --             --
Additional paid-in capital                    69,055     (18,254)(E)     50,801
Accumulated deficit                         (113,323)     (2,039)(B)   (115,362)
                                          ----------   ---------      ---------
   Total stockholders' equity (deficit)      (44,032)    (20,411)       (64,443)
                                          ----------   ---------      ---------

Total Liabilities and Stockholder's
  Equity                                  $  143,057   $ (56,892)     $  86,165
                                          ==========   =========      =========

            See Notes to Pro Forma Consolidated Financial Statements

                  TENDER LOVING CARE HEALTH CARE SERVICES, INC.
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            TLC
                                           STAFF         PRO FORMA
                                          BUILDERS        ADJUSTS.         PRO FORMA
                                         HISTORICAL         (A)            CONSOLID.
                                         ----------      ---------         ---------
REVENUES:

  Home health care                        $ 135,297      $      --         $ 135,297
  Supplemental staffing                      75,317        (75,317)(B)            --
                                          ---------      ---------         ---------
  Total service revenues                    210,614        (75,317)          135,297
  Sale of licensees and fees, net               542            (12)(B)           530
                                          ---------      ---------         ---------
Total revenues                              211,156        (75,329)          135,827
                                          ---------      ---------         ---------

Costs and Expenses:
  Operating costs                           144,529        (58,097)(B)        86,432
  General and administrative expenses        67,836        (12,723)(B)        55,113
  Amortization of intangible assets             569           (330)(B)           239
  Interest expense                            3,167         (1,815)(B)         1,352
  Interest (income)                            (378)             5 (B)          (373)
  Other (income) expense, net                  (330)          (199)(B)          (529)
                                          ---------      ---------         ---------
Total costs and expenses                    215,393        (73,159)          142,234
                                          ---------      ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES            (4,237)        (2,170)           (6,407)

PROVISION FOR INCOME TAXES                      436           (386)(C)            50
                                          ---------      ---------         ---------

NET INCOME (LOSS)                         $  (4,673)     $  (1,784)        $  (6,457)
                                          =========      =========         =========

EARNINGS (LOSS) PER COMMON SHARE:

    Basic                                 $   (0.20)                       $   (0.55)
                                          =========                        =========

    Diluted                               $   (0.20)                       $   (0.55)
                                          =========                        =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING

    Basic                                    23,619        (11,809)(D)        11,810
                                          =========      =========         =========

    Diluted                                  23,619        (11,809)(D)        11,810
                                          =========      =========         =========

            See Notes to Pro Forma Consolidated Financial Statements

                  TENDER LOVING CARE HEALTH CARE SERVICES, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            TLC
                                           STAFF         PRO FORMA            TLC
                                          BUILDERS        ADJUSTS.         PRO FORMA
                                         HISTORICAL         (A)            CONSOLID.
                                         ----------      ---------         ---------
REVENUES:

  Home health care                        $ 310,297      $      --         $ 310,297
  Supplemental staffing                     124,867       (124,867)(B)            --
                                          ---------      ---------         ---------
  Total service revenues                    435,164       (124,867)          310,297
                                          ---------      ---------         ---------
  Sale of licensees and fee, net              2,424           (190)(B)         2,234
                                          ---------      ---------         ---------
Total revenues                              437,588       (125,057)          312,531
                                          ---------      ---------         ---------

Costs and Expenses:
  Operating costs                           299,057        (99,048)(B)       200,009
  General and administrative expenses       150,169        (22,610)(B)       127,559
  Amortization of intangible assets           1,314           (696)(B)           618
  Interest expense                            4,233         (2,787)(B)         1,446
  Interest (income)                          (1,061)            75 (B)          (986)
  Other (income) expense, net                   464           (338)(B)           126
  Medicare and Medicaid audit
   adjustments                               29,000             --            29,000
  Restructuring costs                        20,464           (130)(B)        20,334
                                          ---------      ---------         ---------
Total costs and expenses                    503,640       (125,534)          378,106

INCOME (LOSS) BEFORE INCOME TAXES           (66,052)           477           (65,575)

PROVISION FOR INCOME TAXES                    7,034           (509)(C)         6,525
                                          ---------      ---------         ---------

NET INCOME (LOSS)                         $ (73,086)     $     986         $ (72,100)
                                          =========      =========         =========

EARNINGS (LOSS) PER COMMON SHARE:

    Basic                                 $   (3.16)                       $   (6.23)
                                          =========                        =========

    Diluted                               $   (3.16)                       $   (6.23)
                                          =========                        =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING

    Basic                                    23,162        (11,581)(D)        11,581
                                          =========      =========         =========

    Diluted                                  23,162        (11,581)(D)        11,581
                                          =========      =========         =========

            See Notes to Pro Forma Consolidated Financial Statements

NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

     (A) The following pro forma adjustments reflect the Distribution. Since after the Distribution TLC will own a majority of the operations, employees and assets of the historical businesses of Staff Builders, the Distribution will be treated as a "reverse spin-off" for financial reporting purposes under GAAP.

     (B) Pro forma adjustments to remove assets, liabilities, revenues and expenses not part of the home health care operations of Staff Builders. Bank borrowings and related interest expense have been accounted for in the pro forma financial data based on the historical allocation of such borrowings by Staff Builders to its home health care and supplemental staffing businesses.

     (C) Pro forma adjustments to give effect to the computation of income taxes as if separate income tax returns were filed.

     (D) Pro forma adjustment to reflect the average outstanding shares of Staff Builders adjusted for the one share of TLC which will be issued for each previously outstanding two shares of Staff Builders.

     (E) Pro forma adjustment to reflect the capitalization of TLC.

     (F) Includes pro forma adjustment to reflect the proceeds of $14.5 million for the sale of Chelsea which were used to pay off $8.4 million of borrowings under Staff Builders' acquisition line of credit and $6.1 million was used to pay down the revolving line of credit. There was no material gain or loss from this transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT NO.

3.1 Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on October 14, 1999.

3.2      Amended and Restated By-laws of the Company.

10.1 Distribution Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc., a Delaware corporation.

10.2 Tax Allocation Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc., a Delaware corporation.

10.3 Transitional Services Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc., a Delaware corporation.

10.4 Trademark License Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc., a Delaware corporation.

10.5 Sublease, dated as of October 20, 1999, between the Company and Staff Builders, Inc., a Delaware corporation.

10.6 Employee Benefits Agreement, dated as of October 20, 1999 between the Company and Staff Builders, Inc., a Delaware corporation.

10.7     [Intentionally Omitted]

-------------------
See Notes to Exhibits

10.8     [Intentionally Omitted]

10.9 Second Amended and Restated Loan and Security Agreement, dated as of September 24, 1999, between the Company and Mellon Bank, N.A. (A)

10.10 Employment Agreement, dated as of October 20, 1999, between the Company and Stephen Savitsky.

10.11 Employment Agreement, dated as of October 20, 1999, between the Company and David Savitsky.

10.12 Employment Agreement, dated as of October 20, 1999, between the Company and Dale R. Clift.

10.13 Employment Agreement, dated as of October 20, 1999, between the Company and Sandra Parshall.

10.14 Employment Agreement, dated as of October 20, 1999, between the Company and Willard T. Derr.

10.15 Employment Agreement, dated as of October 20, 1999, between the Company and Renee J. Silver.

10.16 Indemnification Agreement, dated as of October 20, 1999, between the Company and Stephen Savitsky.

10.17 Indemnification Agreement, dated as of October 20, 1999, between the Company and David Savitsky.

10.18 Indemnification Agreement, dated as of October 20, 1999, between the Company and Bernard J. Firestone.

10.19 Indemnification Agreement, dated as of October 20, 1999, between the Company and Jonathan J. Halpert.

10.20 Indemnification Agreement, dated as of October 20, 1999, between the Company and Dale R. Clift.

10.21 Indemnification Agreement, dated as of October 20, 1999, between the Company and Willard T. Derr.

10.22 Indemnification Agreement, dated as of October 20, 1999, between the Company and Renee J. Silver.

10.23 First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 20, 1999, between the Company and Mellon Bank, N.A.

27       Financial Data Schedule.

-----------------
See Notes to Exhibits

NOTES TO EXHIBITS


     (A) Incorporated by reference to the Company's Registration Statement on Form 10 (File No. 0-25777).


(B)    REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended August 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 Tender Loving Care Health
                                 Care Services, Inc.



Dated:  October 20, 1999    By:  /s/ Stephen Savitsky
                                 ----------------------------------
                                 Stephen Savitsky
                                 Chairman of the Board
                                 and Chief Executive Officer




Dated:  October 20, 1999    By:  /s/ Dale R. Clift
                                 ----------------------------------
                                 Dale R. Clift
                                 President and
                                 Chief Operating Officer




Dated:  October 20, 1999   By:   /s/ Willard T. Derr
                                 ----------------------------------
                                 Willard T. Derr
                                 Sr. Vice President,
                                 Corporate Controller and
                                 Chief Financial Officer

                         TENDER LOVING CARE EXHIBIT LIST


ITEM 6.  Exhibits and Reports on Form 8-K

(A)       Exhibits

3.1 Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on October 14, 1999.

3.2       Amended and Restated By-laws of the Company.

10.1 Distribution Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc., a Delaware corporation.

10.2 Tax Allocation Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc., a Delaware corporation.

10.3 Transitional Services Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc., a Delaware corporation.

10.4 Trademark License Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc., as Delaware corporation.

10.5 Sublease, dated as of October 20, 1999, between the Company and Staff Builders, Inc., a Delaware corporation.

10.6 Employee Benefits Agreement, dated as of October 20, 1999 between the Company and Staff Builders, Inc., a Delaware corporation.

10.7      [Intentionally Omitted.]

10.8      [Intentionally Omitted.]

10.9 Second Amended and Restated Loan and Security Agreement, dated as of September 24, 1999, between the Company and Mellon Bank, N.A. (A)

10.10 Employment Agreement, dated as of October 20, 1999, between the Company and Stephen Savitsky.

10.11 Employment Agreement, dated as of October 20, 1999, between the Company and David Savitsky.

10.12 Employment Agreement, dated as of October 20, 1999, between the Company and Dale R. Clift.

10.13 Employment Agreement, dated as of October 20, 1999, between the Company and Sandra Parshall.

10.14 Employment Agreement, dated as of October 20, 1999, between the Company and Willard T. Derr.

10.15 Employment Agreement, dated as of October 20, 1999, between the Company and Renee J. Silver.

10.16 Indemnification Agreement, dated as of October 20, 1999, between the Company and Stephen Savitsky.

10.17 Indemnification Agreement, dated as of October 20, 1999, between the Company and David Savitsky.

10.18 Indemnification Agreement, dated as of October 20, 1999, between the Company and Bernard J. Firestone.

10.19 Indemnification Agreement, dated as of October 20, 1999, between the Company and Jonathan J. Halpert.

10.20 Indemnification Agreement, dated as of October 20, 1999, between the Company and Dale R. Clift.

10.21 Indemnification Agreement, dated as of October 20, 1999, between the Company and Willard T. Derr.

10.22 Indemnification Agreement, dated as of October 20, 1999, between the Company and Renee J. Silver.

10.23 First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 20, 1999, between the Company and Mellon Bank, N.A.

27        Financial Data Schedule.

NOTES TO EXHIBITS

(A) Incorporated by reference to the Company's Registration Statement on Form 10 (File No. 0-25777).


(B)       Reports on Form 8-K

No reports on Form 8-k were filed by the Company during the quarter ended August 31, 1999.