Form 10-Q
period 1999-11-30
TENDER LOVING CARE HEALTH CARE SERVICES INC/ NY
filed 2000-01-19
CIK 1082993

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED NOVEMBER 30, 1999, OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM            TO           .



       Commission file number 0-25777



        TENDER LOVING CARE HEALTH CARE SERVICES, INC.
     (Exact name of registrant as specified in its charter)



         Delaware                                   11-3476656
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


1983 Marcus Avenue, Lake Success, New York            11042
 (Address of principal executive offices)           (Zip Code)


                           (516) 358-1000
      (Registrant's telephone number, including area code)



      (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.       Yes   X      No

The number of shares of common stock outstanding on January 17, 2000 was 11,809,653 shares.

TENDER LOVING CARE HEALTH CARE SERVICES, INC.


                                 INDEX

                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          November 30, 1999 and February 28, 1999           2

          Condensed Statements of Consolidated
          Operations - Three and nine months ended
          November 30, 1999 and 1998                        3

          Condensed Statements of Consolidated Cash
          Flows - Nine months ended November 30, 1999
          and 1998                                          4

          Notes to Condensed Consolidated Financial
          Statements                                       5-8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    9-13

          Factors Affecting the Company's Future
          Performance                                     14-16

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                 17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  17

TENDER LOVING CARE HEALTH CARE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)              NOVEMBER 30,
                                                  1999      FEBRUARY 28,
                                               (UNAUDITED)      1999
ASSETS:
Current Assets:
 Cash and cash equivalents                       $  2,697      $  1,323
 Accounts receivable, net of allowance
   for doubtful accounts of $2,088 and
   $5,083, respectively                            51,594        47,884
 Tax refund receivable                                 -          1,733
 Prepaid expenses and other current assets          2,528         1,886
   Total current assets                            56,819        52,826

Fixed Assets, net of accumulated depreciation
  of $6,232 and $8,800, respectively               19,498        23,574
Intangible Assets, net of accumulated
  amortization of $9,336 and $8,926
  respectively                                      4,876         5,126
Other Assets                                        3,051         4,129
Total                                            $ 84,244      $ 85,655

LIABILITIES:
Current Liabilities:
 Accounts payable and accrued expenses           $ 33,220      $ 28,039
 Accrued payroll and related expenses              23,228        22,225
 Current portion of long-term debt                 22,239        12,476
 Current portion of Medicare and
  Medicaid liabilities                              8,383        22,673
  Total current liabilities                        87,070        85,413

Long-Term Debt                                     12,736        16,024
Long-Term Medicare and Medicaid liabilities        45,071        34,608
Other Liabilities                                   5,182         4,700
Total Liabilities                                 150,059       140,745

STOCKHOLDERS' EQUITY (DEFICIT):
Class A Common stock - $.01 par value;
  50,000,000 shares authorized; 11,809,653
  outstanding at November 30, 1999 and
  February 28, 1999                                   118           118
Additional paid-in capital                         50,918        49,346
Accumulated deficit                              (116,851)     (104,554)
   Total stockholders' equity (deficit)           (65,815)      (55,090)
Total                                            $ 84,244      $ 85,655

        See notes to condensed consolidated financial statements.

TENDER LOVING CARE HEALTH CARE SERVICES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                Three Months Ended   Nine Months Ended
                                   November 30,         November 30,
                                   1999     1998        1999      1998
Revenues:
  Service revenues                     $ 61,551  $ 73,976   $196,848  $237,121
  Sales of licensees and fees, net           72     1,231        602     1,880
Total Revenues                           61,623    75,207    197,450   239,001

Operating Expenses:
  Service costs                          36,764    47,013    123,196   151,626
  General and administrative expenses    25,617    32,101     78,645    90,859
Total Operating Expenses                 62,381    79,114    201,841   242,485

(Loss) from Operations                     (758)   (3,907)    (4,391)   (3,484)

Interest and Other Expenses:
  Interest expense                        1,413       497      3,282       759
  Interest (income)                        (195)     (166)      (567)     (696)
  Depreciation and amortization           1,435     1,098      3,784     3,273
  Other (income) expense, net             1,860       543      1,332       428
  Medicare and Medicaid audit
   adjustments                               -     29,000         -     29,000
  Restructuring costs                        -      4,500         -      4,500
Total Interest and Other Expenses         4,513    35,472      7,831    37,264

(Loss) Before Income Taxes               (5,271)  (39,379)   (12,222)  (40,748)

Provision for Income Taxes                   25     5,306         75     5,338

Net (Loss)                             $ (5,296) $(44,685)  $(12,297) $(46,086)

Weighted average number of common
  and common equivalent shares:

    Basic                                11,810    11,423     11,810    11,513

    Diluted                              11,810    11,423     11,810    11,513

(Loss) per common and
  common equivalent share:

    Basic                                $ (.45)   $(3.91)    $(1.04)   $(4.00)

    Diluted                              $ (.45)   $(3.91)    $(1.04)   $(4.00)

           See notes to condensed consolidated financial statements.

TENDER LOVING CARE HEALTH CARE SERVICES, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
                                                   Nine Months Ended
                                                      November 30,
                                                    1999       1998
Cash Flows from Operating Activities:
Net (loss)                                       $(12,297)   $(46,086)
Adjustments to reconcile net (loss) to net
  cash provided by (used in) operations:
    Depreciation and amortization of fixed assets   3,374       2,823
    Amortization of intangibles and other assets      410         450
    Allowance for doubtful accounts                (2,995)      3,414
    Income tax refund received                      1,733          -
    Deferred income taxes                              -        6,952
    Write-off of goodwill and other assets            358       1,161
    Write-off of fixed assets                       1,609         911
    Increase in other long-term liabilities        10,247       4,600
    Gain on sale of assets                           (779)     (1,148)
Change in operating assets and liabilities:
    Accounts receivable                               159       8,900
    Prepaid expenses and other current assets        (642)     (2,229)
    Accounts payable and accrued expenses           5,641     (10,082)
    Increase (decrease) in Medicare and
     Medicaid audit liabilities                    (3,318)     29,000
    Increase (decrease) in periodic interim
     payment liability                               (509)     19,035
    Other assets                                      133      (2,496)
Net cash provided by operating activities           3,124      15,205

Cash Flows from Investing Activities:
Acquisition of businesses                              -       (1,662)
Purchase of fixed assets                           (1,780)       (335)
Proceeds from disposal of assets                      917         576
Net cash used in investing activities                (863)     (1,421)

Cash Flows from Financing Activities:
Proceeds from Employee Stock Purchase Plan             -          239
Exercise of stock options                              -           35
Purchase and retirement of common stock                -       (4,770)
Decrease in long-term liabilities                    (887)     (9,097)
Net cash used in financing activities                (887)    (13,593)

Increase (decrease) in Cash and Cash Equivalents    1,374         191
Cash and Cash Equivalents, Beginning of Period      1,323       1,039
Cash and Cash Equivalents, End of Period          $ 2,697    $  1,230

Supplemental Data:
Cash paid for:
  Interest                                        $ 2,258    $  2,355
  Income taxes, net                               $(1,318)   $ (1,257)
Fixed assets acquired through
  capital lease agreements                        $    -     $  2,197
Acquisition of businesses through
  issuance of notes payable                       $   310    $    325

       See notes to condensed consolidated financial statements.

                                         -4-

TENDER LOVING CARE HEALTH CARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SPIN-OFF TRANSACTION AND FINANCIAL STATEMENTS - Tender Loving Care Health Care Services, Inc. ("TLCS" or "the Company") is a leading national provider of home health care services with 105 locations in 24 states and the District of Columbia. On October 20, 1999, TLCS began operations as an independent, publicly traded company resulting from the spin-off of the home health care operations previously owned by Staff Builders, Inc. ("SBI"). The spin-off was accomplished by TLCS acquiring 100% of the outstanding capital stock of the SBI subsidiaries engaged in the home health care business with a pro rata distribution made to SBI stockholders of all of the shares of TLCS common stock owned by SBI ("the Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of SBI Class A and Class B common stock which were outstanding on October 12, 1999 ("the Record Date"). Based upon the 23,619,388 shares of SBI common stock which were outstanding on the Record Date, 11,809,694 shares of TLCS common stock were distributed to holders of SBI Class A and Class B common stock.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of TLCS and its subsidiaries as of November 30, 1999 and February 28, 1999 and the results of operations for the three and nine months ended November 30, 1999 and 1998. The financial information for the prior periods contained in these condensed consolidated financial statements were obtained from the home health care operations business segment of the respective periods' SBI financial statements. During the nine months ended November 30, 1998 ("1998 period"), SBI purchased and retired a total of 5,088,060 shares of its common stock. As discussed above, TLCS is operating the home health care business previously owned by SBI. Accordingly, the accompanying 1998 period consolidated financial statements, including calculations of earnings (loss) per share, reflect these purchases. Certain prior period amounts have been reclassified to conform with the November 1999 presentation.

     The results for the three and nine months ended November 30, 1999 and 1998 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Information Statement on Form 10 which was issued to stockholders upon completion of the Distribution on October 20, 1999.




                               -5-

2. REFINANCING - On December 13, 1999, the Company obtained new financing for its operations to replace its then existing line of credit facility. The new financing is an accounts receivable purchase program with an entity which provides health care accounts receivable financing under which the Company may sell to an affiliate of such entity up to $60 million of the Company's eligible receivables. The Company realized $33.0 million from the initial funding from the new financing under which it sold trade accounts receivable approximating $43 million. Of the amount realized, approximately $18.0 million was paid to the Company's prior senior lending institution and $15.0 million has been received by the Company. The proceeds are being used to make payments on other indebtedness and for working capital purposes. The new financing is for an initial term of three years. Under the terms of the new financing, the Company sells its eligible trade accounts receivable for which the Company receives in cash approximately 80% of eligible receivables. As cash is collected from trade customers, the remaining 20% of the sale price of accounts receivable are paid to the Company, net of certain fees and reserves. Eligible receivables are defined as certain trade accounts receivable which have been outstanding for less than 180 days. In connection with the closing of the new financing, the Company paid approximately $1.0 million in non-refundable fees and has granted to its financing source, to the extent permitted by law, a security interest in substantially all of the Company's trade accounts receivable. The Company pays a program fee of 11.5% per annum on the outstanding amount of eligible receivables.

3. MEDICARE REPAYMENT PLAN - In December 1999, the Company reached an agreement with the Federal Health Care Financing Administration ("HCFA") for a five year plan for repayment of all Medicare overpayments to the Company and its subsidiaries and for any overpayments previously made to SBI. The repayment plan will be in effect through September 2004. This agreement does not establish the amounts owed by the Company to Medicare, but rather extends the time period within which the Company must satisfy its liabilities. Under this agreement, the Company will repay excess periodic interim payments ("PIP") received as well as certain Medicare audit liabilities. Under PIP, the Company receives regular bi-weekly payments based on past Medicare activity of participating offices. The Medicare repayment plan covers excess quarterly PIP amounts received through August 31, 1999, audit liabilities for which assessments have been made to date and assessments which will be made in future periods through April 2001. Any overpayments or audit liabilities that are successfully appealed by the Company will be subtracted from the total amount owed under the repayment plan. Interest is accrued from the date of each assessment at the government rate of interest, as revised from time to time (currently at 13.375% per annum), on all Medicare liabilities except for the PIP related liability for which interest accrues beginning one year after the date of the respective assessment, less any

                               -6-
     payments made. Interest expense on Medicare liabilities was $600 thousand and $1.1 million for the three and nine months ended November 30, 1999, respectively. Under the repayment plan, the Company is required to pay principal and interest aggregating $500 thousand per month for the six months ending March 2000, $750 thousand per month for the six months ending September 2000 and $1.0 million per month thereafter through March 2001. All remaining Medicare liabilities as of April 2001 for periods covered by this repayment plan, including accrued interest, will then be paid in equal monthly installments over the remaining 42 months of the repayment plan through September 2004. The Company has paid $1.5 million to date under this repayment plan.

     If the Company fails to make any payment under the repayment plan when it becomes due, then all remaining amounts owed pursuant to the repayment plan would become immediately due and payable.

4. MEDICARE AND MEDICAID LIABILITIES - During the quarter ended November 30, 1999, the Medicare fiscal intermediary completed and issued results of its audits for the fiscal year ended February 28, 1998. These results indicated a liability of approximately $7.0 million. This liability was included in the aggregate liability that was expensed in prior years, and therefore no adjustment to the condensed consolidated financial statements is required.

     As of November 30, 1999, the Company has recorded an aggregate liability to Medicare of approximately $44.9 million, including amounts assessed aggregating approximately $28.0 million. All such amounts are payable under the terms of the five year repayment plan (see Note 3) which includes cumulative excess PIP received of approximately $18.5 million and audit liabilities of approximately $9.5 million. Additionally, as of November 30, 1999, the Company has approximately $8.6 million in remaining third party liability to state Medicaid agencies which have claimed that the Company did not follow proper billing procedures in certain locations.


     The Company continues to appeal many audit issues. During the three months ended November 30, 1999, the Company met with representatives of HCFA and representatives of United Government Services ("UGS"), the Company's Medicare fiscal intermediary, to mediate UGS audit findings for the year ended February 28, 1997 ("fiscal 1997"). Based on its preliminary assessment of the mediation discussions, and the agreements in principle reached during those discussions, the Company believes that approximately $3.5 to $4.0 million of Medicare audit liabilities relating to fiscal 1997 should be reversed. While the Company continues to negotiate with UGS representatives to resolve audit issues, it is unable to predict the ultimate outcome of matters for all open audit


                               -7-
     periods. As such, no adjustment has been made to the aggregate amount of Medicare liabilities in the accompanying condensed consolidated financial statements.

5. EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - Primary and fully diluted earnings (loss) per share were calculated for all periods in accordance with the requirements of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share."

     The shares used in computing basic earnings (loss) per share were 11,809,653 and 11,512,794 shares for the nine months ended November 30, 1999 and 1998, respectively. The shares used in computing basic and diluted earnings (loss) per share were 11,809,653 and 11,422,754 for the three months ended November 30, 1999 and 1998, respectively. The calculations of earnings (loss) per share reflect the weighted average number of shares outstanding as a result of the Distribution (see
     Note 1.) The weighted average number of shares outstanding reflect the Distribution as if it occurred at the beginning of the fiscal 1999 period.

6. PROVISION FOR INCOME TAXES - The provision for income taxes for the three and nine months ended November 30, 1999 and 1998 is based upon the Company's estimated tax provision required for the full year. The provision for income taxes for the 1998 period was primarily due to a valuation allowance which was recorded because the Company has no assurance that the utilization of tax benefits resulting from operating losses and other temporary differences "are more likely than not" to be realized, as required by FAS109.

7. CONTINGENCIES - On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that
     (i) between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. There have been significant discussions with the office of the U. S. Attorney which the Company believes are likely to lead to a settlement of the outstanding claims for approximately $600 thousand, the conclusion of which is pending final government approval of the payment and other settlement terms.

     In July 1999, a former licensee of the Company in Port St. Lucie, Florida pleaded guilty to several counts of Medicare fraud. The Federal government and the Company have agreed in principle to settle all financial issues arising out of the former licensee's illegal conduct for approximately $1.4 million, amounts deemed inappropriately reimbursed during the period of time that the licensee operated the business. The government has already recouped approximately $1.0 million through Medicare hold-backs against current revenues and the Company expects to pay the remaining balance pursuant to a settlement agreement which is being presently negotiated.





                               -8-

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements appearing in Item 1.

Spin-off Transaction

Tender Loving Care Health Care Services, Inc. ("TLCS" or "the Company") is a leading national provider of home health care services with 105 locations in 24 states and the District of Columbia. On October 20, 1999, TLCS began operations as an independent, publicly traded company resulting from the spin-off of the home health care operations previously owned by Staff Builders, Inc. ("SBI"). The spin-off was accomplished by TLCS acquiring 100% of the outstanding capital stock of the SBI subsidiaries engaged in the home health care business with a pro rata distribution made to SBI stockholders of all of the shares of TLCS common stock owned by SBI ("the Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of SBI Class A and Class B common stock which was outstanding on October 12, 1999 ("the Record Date"). Based upon the 23,619,388 shares of SBI common stock which were outstanding on the Record Date, 11,809,694 shares of TLCS common stock were distributed to holders of SBI Class A and Class B common stock.

Results of Operations

Total revenues decreased by $13.6 million or 18.1% for the three months ended November 30, 1999 to $61.6 million from $75.2 million for the three months ended November 30, 1998. For the nine months ended November 30, 1999 ("the 1999 period"), total revenues decreased by $41.5 million or 17.4% to $197.5 million from $239.0 million for the nine months ended November 30, 1998. The decrease for the 1999 period was primarily due to a decrease in Medicare revenues. This decrease resulted principally from the negative reimbursement effect of the Medicare Interim Payment System, enacted under the Balanced Budget Act of 1997. Further, the decrease in revenues in the 1999 period as compared to the 1998 period reflects a decrease in the number of operating locations to 105 locations as of November 30, 1999 as compared to 157 locations as of November 30, 1998. There was also a decrease in sales of licensees and fees in the 1999 period as compared to the 1998 period because the 1998 period included the sale of certain locations to former licensees aggregating $1.1 million.

The Company's home health care service revenues were $61.6 million and $74.0 million for the three months ended November 30, 1999 and 1998, and $196.8 million and $237.1 million for the nine months



                               -9-


ended November 30, 1999 and 1998, respectively. The following are the Company's home health care service revenues by payment source:

                           Three Months Ended   Nine Months Ended
                               November 30,        November 30,
                             1999       1998      1999      1998
Medicare                     45.9%      46.6%     45.6%     47.6%
Medicaid and other local
  government programs        36.0       33.4      36.9      31.7
Insurance and individuals    16.9       19.1      16.7      19.4
Other                         1.2        0.9       0.8       1.3
Total                       100.0%     100.0%    100.0%    100.0%

Service costs were 59.7% and 63.6% of service revenues for the three months ended November 30, 1999 and 1998, and 62.6% and 63.9% for the nine months ended November 30, 1999 and 1998, respectively. The decreases in service costs as a percentage of service revenues for the three and nine months ended November 30, 1999 were primarily due to the reduction in service wages as a percentage of related service revenues. During the 1999 period, the Company closed many locations in which gross operating margins were not adequate to cover general and administrative costs. The Company's gross operating margins are determined primarily as a result of revenue which is realized according to the specified types of services delivered, offset by the service wages paid to the home health care personnel.

General and administrative expenses decreased by $6.5 million, or 20.2%, to $25.6 million for the three months ended November 30, 1999 from $32.1 million for the three months ended November 30, 1998. For the nine months ended November 30, 1999, general and administrative expenses decreased by $12.2 million, or 13.4%, to $78.6 million from $90.9 million for the nine months ended November 30, 1998. The decreases in the three and nine months ended November 30, 1999 as compared to the same periods in the prior year are due to the decreases in the number of operating locations as well as reductions in general and administrative expenses in existing locations.

In the prior year quarter ended November 30, 1998, the Company recorded expense of $29.0 million to provide for Medicare and Medicaid audit liabilities. Such expense included $18.0 million and $11.0 million for Medicare and Medicaid audit liabilities, respectively.

During the quarter ended November 30, 1999, the Medicare fiscal intermediary completed and issued results of its audits of branch operating locations for the fiscal year ended February 28, 1998. These results indicated a liability of approximately $7.0 million. This liability was included in the aggregate liability that was expensed in prior years, and therefore no adjustment to the condensed consolidated financial statements is required. As of November 30, 1999, the Company has anticipated aggregate



                              -10-
liabilities to Medicare totaling approximately $44.9 million, including amounts assessed to date totaling approximately $28.0 million. Such amounts are payable under the terms of the five year repayment plan (see Note 3) which includes cumulative excess PIP amounts received of approximately $18.5 million and audit liabilities of approximately $9.5 million. Additionally, as of November 30, 1999, the Company has approximately $8.6 million in remaining third party liability to state Medicaid agencies which have claimed that the Company did not follow proper billing procedures in certain locations. The Company continues to appeal many audit issues. During the three months ended November 30, 1999, the Company met with representatives of the Health Care Financing Administration ("HCFA") and representatives of United Government Services ("UGS"), the Company's Medicare fiscal intermediary, to mediate UGS audit findings for the year ended February 28, 1997 ("fiscal 1997"). Based on its preliminary assessment of the mediation discussions and the agreements in principle reached during those discussions, the Company believes that approximately $3.5 to $4.0 million of Medicare audit liabilities relating to fiscal 1997 should be reversed. While the Company continues to negotiate with UGS representatives to resolve audit issues, it is unable to predict the ultimate outcome of matters for all open audit periods. As such, no adjustment has been made to the aggregate amount of Medicare liabilities in the accompanying condensed consolidated financial statements.

Interest expense was approximately $1.4 million and $500 thousand for the three months ended November 30, 1999 and 1998, and $3.3 million and $800 thousand for the nine months ended November 30, 1999 and 1998, respectively. The increases in interest expense were primarily due to interest on amounts payable to Medicare as well as increases in the amounts borrowed under the Company's then outstanding revolving line of credit. Interest expense related to Medicare liabilities was $600 thousand and $1.1 million for the three and nine months ended November 30, 1999, respectively. Interest is charged by HCFA to the Company at the government rate of interest, as revised from time to time (currently at 13.375% per annum). No interest expense was incurred for Medicare liabilities for the three and nine months ended November 30, 1998.

Other (income) expense, net was approximately $1.9 million and $500 thousand for the three months ended November 30, 1999 and 1998, and $1.3 million and $400 thousand for the nine months ended November 30, 1999 and 1998, respectively. Other (income) expense, net for the nine months ended November 30, 1999 includes approximately $1.6 million for the net cost of computer equipment retired during the quarter ended November 30, 1999. Such equipment was replaced by new computer equipment and year 2000 compliant software which was placed into service in November 1999. Additionally, other (income) expense, net for the three and nine months ended November 30, 1999 includes approximately $700 thousand of legal and other professional costs associated with the spin-off transaction. Offsetting the foregoing amounts is income of approximately $400 thousand and $800 thousand for the three and nine months ended November 30, 1999, respectively, related to the sale of certain operating locations and other investments.

                              -11-
Liquidity and Capital Resources

On December 13, 1999, the Company obtained new financing for its operations to replace its then existing line of credit facility. The new financing is an accounts receivable purchase program with an entity which provides health care related accounts receivable financing under which the Company may sell to an affiliate of such entity up to $60 million of the Company's eligible receivables. The Company realized $33.0 million from the initial funding from the new financing under which it sold trade accounts receivable approximating $43 million. Of the amount realized, approximately $18.0 million was paid to the Company's prior senior lending institution and $15.0 million has been received by the Company. The proceeds are being used to make payments on other indebtedness and for working capital purposes. The new financing is for a three year term. Under the terms of the new financing, the Company sells its eligible trade accounts receivable for which the Company receives in cash approximately 80% of eligible receivables. As cash is collected from trade customers, the remaining 20% of the sale price of the accounts receivable is paid to the Company, less certain fees and reserves. Eligible receivables are defined as certain trade accounts receivable which have been outstanding for less than 180 days. In connection with the closing of the new financing, the Company paid approximately $1.0 million in non-refundable fees and has granted to its financing source, to the extent permitted by law, a security interest in substantially all of the Company's trade accounts receivable. The Company pays a program fee of 11.5% per annum on the outstanding amount of eligible receivables.

The Company's working capital deficiency was $(30.3) million at November 30, 1999. Current liabilities at November 30, 1999 include approximately $8.4 million for the principal portion of Medicare and Medicaid audit liabilities and $22.2 million for the current portion of other debt obligations. In December 1999, the Company reached an agreement with HCFA for a five year plan for repayment of certain Medicare liabilities. The repayment plan will be in effect through September 2004. As a result of obtaining this repayment plan, the Company has reduced the current portion of its Medicare liabilities. The current principal portion of Medicare and Medicaid liabilities was $8.4 million and $22.7 million at November 30, 1999 and February 28, 1999, respectively. Under this repayment agreement, the Company will repay excess periodic interim payments ("PIP") received as well as certain Medicare audit liabilities. Under PIP, the Company receives regular bi-weekly payments based on past Medicare activity of participating offices. The Medicare repayment plan covers excess quarterly PIP amounts received through August 31, 1999, audit liabilities for which assessments have been made to date and assessments which will be made in future periods through April 2001. Any overpayments or audit liabilities that are successfully appealed by the Company will be subtracted from the total amount owed under the repayment plan. Interest is accrued from the date of each assessment at the government rate of interest, as revised from time to time (currently at 13.375% per annum) on all Medicare liabilities except for the PIP related liability for which interest accrues beginning

                              -12-
one year after the date of the respective assessment, less any payments made. Under the repayment plan, the Company is required to pay principal and interest aggregating $500 thousand per month for the six months ending March 2000, $750 thousand per month for the six months ending September 2000 and $1.0 million per month thereafter through March 2001. All remaining liabilities as of April 2001 for periods covered by this repayment plan including accrued interest, will then be paid in equal monthly installments over the remaining 42 months of the repayment plan through September 2004. The Company has paid $1.5 million to date under this repayment plan. If the Company fails to make any payment under the repayment plan when it becomes due, then all remaining amounts owed pursuant to the repayment plan would become immediately due and payable.

HCFA has scheduled a new prospective payment system ("PPS") to become effective October 1, 2000. Home health care providers have an opportunity to generate profits under PPS if costs are contained under the per-patient reimbursement limits. Currently, most of the Company's locations are operating under HCFA's maximum reimbursement rates. Generally, third-party payors have sought to contain costs by reducing payments to providers. Continued cost reduction efforts by third-party payors could adversely affect the Company's cash flow and results of operations.

Based upon the Company's losses from operations, working capital deficiency and uncertainties regarding third-party reimbursement, as well as uncertainties as to the continuation of credit extensions by vendors, such conditions raise doubt about the ability of the Company to continue as a going concern.

As a result, management continues to pursue various strategies, including but not limited to, obtaining additional financing, cost reductions, change in revenue mix and negotiating with payor sources to render additional services and/or improved reimbursement rates. Additionally, the Company has obtained favorable extended payment terms with some of its trade creditors and is continuing to negotiate extended payment terms with other vendors. There can be no assurance that the Company's creditors will not demand immediate payment for amounts in arrears or that they will continue to extend additional credit to the Company. Additionally, there can be no assurance that the Company's actions will be successful to provide adequate funds for the Company's current level of operations and to pay the Company's past-due obligations.

Year 2000 ("Y2K")

The Company has made upgrades to its computer systems and equipment supporting its financial and human resources functions. The installation of these upgrades was completed on October 31, 1999.
The Company experienced no significant operational problems with respect to complying with Y2K requirements.





                              -13-

FORWARD-LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current interim payment system and/or the ultimate implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; changes in law and interpretations of law or regulations relating to the health care industry; and inability to obtain additional financing on satisfactory terms.

GOVERNMENT REGULATION. As a home health care provider, the Company is subject to extensive and changing state and Federal regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The Federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare reimbursements to home health care providers generally, and are becoming more restrictive in their interpretation of those costs for which reimbursement will be allowed to such providers. State and Federal enforcement officials also have increased their scrutiny of providers and are applying an increasingly expansive view of activities they believe to be fraudulent or abusive. Changes in the law and regulations as well as new interpretations enforced by the relevant regulatory agencies could have an adverse effect on the Company's operations and the cost of doing business. It is anticipated that aggressive auditing of Medicare reimbursement will continue as substantial Federal monies continue to be allocated to audit and anti-fraud programs. In addition, it is anticipated that with the implementation of the Prospective Payment System for home health agencies, scheduled to be effective October 1, 2000, new risk areas will be identified by fiscal intermediary auditors and fraud investigators.

HEALTH CARE REFORM. The Balanced Budget Act of 1997 ("BBA") resulted in significant changes to cost based reimbursement for Medicare home health care providers. The BBA retained a cost-based reimbursement system, the cost limits have been reduced and a per-beneficiary limit has been implemented. The BBA provided for IPS which became applicable for the Company on March 1, 1998 and will remain in effect until the adoption of a new prospective payment system ("PPS") scheduled to be effective for all home health care agencies on October 1, 2000. The effect of the changes under IPS

                              -14-
was to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. The Company cannot quantify the full effect of IPS on the Company's future performance because certain components of health care reform legislation, such as the per-beneficiary limit, require annual data which will not be known until a final assessment by Medicare and/or its fiscal intermediary is completed for each annual period. The Company and its affiliates may not be able to adjust operating expenses sufficiently to meet the current IPS reimbursement limitations.

Although the implementation of the Prospective Payment System could be favorable to the Company because it will reward the efficient provision of services, there is no assurance that the Program will be implemented by the present deadline; however, Congress has mandated that the periodic interim payment system whereby the Company receives regular Medicare reimbursement payments, which are audited on a retroactive basis, will cease on October 1, 2000.

BUSINESS CONDITIONS. The Company must continue to establish and maintain close working relationships with physicians and physician groups, managed care organizations, hospitals, clinics, nursing homes, social service agencies and other health care providers. There can be no assurance that the Company will continue to establish or maintain such relationships. In addition, various regulatory reforms aimed at the elimination of inappropriate certification of patients for Medicare services by doctors have had a negative effect on doctors' referral for home care. If these regulatory activities continue, it may be increasingly difficult for the Company to receive patient referrals from physicians. The Company expects additional competition will develop in future periods given the increasing market demand for the type of services offered. Additionally, certain industry consolidation may produce health care provider entities that have resources available to meet the increasing market demand for home health care services.

ATTRACTION AND RETENTION OF CAREGIVERS AND ADMINISTRATIVE EMPLOYEES. Maintaining quality licensees, managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to the Company's patients. Additionally, cost containment efforts applied by many of the Company's payor sources serve to reduce payments to health care providers. As a result, the Company has restricted ability to increase the wages and/or benefits paid to its health care personnel. The possible inability to attract and retain qualified nursing management and sufficient numbers of credentialed health care professionals and para-professionals as well as office management and information technology personnel, could adversely affect the Company's operations and quality of service.

SATISFACTORY FINANCING. Proceeds from the Company's new financing program provided some working capital and the ability to pay portions of certain accumulated indebtedness. We have negotiated deferred payment terms for certain of our Medicare and Medicaid

                              -15-
liabilities and have made or are in the process of making arrangements with many of our other creditors to either reduce our liability to them, defer or extend payment of the liability, or a combination of all. Management cannot provide assurance that any or enough such arrangements can be attained. In such event, or if our revenues do not meet expectations or our costs escalate, we may be unable to pay our debts as they become due. Pursuant to the Company's agreement with HCFA, to repay accumulated Medicare liabilities, the Company will be required to pay excess periodic interim payments received as well as certain Medicare liabilities on a monthly basis through September 2004. If the Company fails to make payments under the repayment plan as they become due, then all amounts owed pursuant to this repayment plan would become immediately due and payable.

With respect to its ongoing appeals of Medicare and audit liability as well as the third-party Medicaid liability ("TPL") reviews, the Company may face additional exposure if its efforts to respond to these audits are unfavorable or if it is unsuccessful on appeals of such audits.

Based upon the Company's losses from operations, working capital deficiency and uncertainties regarding third-party reimbursement and managed care, as well as uncertainties as to the continuation of credit extensions by vendors, such conditions raise doubt about the ability of the Company to continue as a going concern.

As a result, management continues to pursue various strategies, including but not limited to, obtaining additional financing, cost reductions, change in revenue mix and negotiating with payor sources to render additional services and/or improved reimbursement rates. Additionally, the Company has obtained favorable extended payment terms with some of its trade creditors and is continuing to negotiate extended payment terms with other vendors. There can be no assurance that the Company's creditors will not demand immediate payment for amounts in arrears and that they will continue to extend additional credit to the Company. Additionally, there can be no assurance that the Company's actions will be successful to provide adequate funds for the Company's current level of operations and to pay the Company's past-due obligations.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - The Company has had several lawsuits filed against it by former franchisees; however, it believes that the claims alleged in these lawsuits are wholly without merit and it intends to vigorously defend the suits.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Reports on Form 8-K

The following Form 8-K report was filed by the Company during the quarter for which this report is filed:

     I.  Form 8-K dated October 4, 1999 containing Item 2
(Acquisition or Disposition of Assets) and Item 7 (Financial
Statements and Exhibits).

(B)  Exhibits

Exhibit No.            Description
    3.1           Amended and Restated Certificate of
                  Incorporation of the Company, filed with the Secretary of State of Delaware on October 14, 1999. (A)

    3.2           Amended and Restated By-laws of the
                  Company.  (A)

   10.1           Sale and Subservicing Agreement by and
                  between Tender Loving Care Health Care
                  Services, Inc. and NPF XII, Inc., and
                  National Premier Financial Services, Inc.
                  dated December 8, 1999.

   10.2           Guaranty agreement made by and between
                  Tender Loving Care Health Care Services,
                  Inc. and Matterhorn USA, Inc. dated
                  December 21, 1999.












NOTES TO EXHIBITS

(A)   Incorporated by reference to the Company's Form 10-Q
      (File No. 0-25777) filed with the Commission on October 20, 1999.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Tender Loving Care Health
                                Care Services, Inc.




Dated:  January 19, 2000    By: /s/ Stephen Savitsky
                                Stephen Savitsky
                                Chairman of the Board and
                                Chief Executive Officer




Dated:  January 19, 2000    By: /s/ Dale R. Clift
                                Dale R. Clift
                                President and
                                Chief Operating Officer


Dated:  January 19, 2000    By: /s/ Willard T. Derr
                                Willard T. Derr
                                Chief Financial Officer and
                                Senior Vice President,
                                Corporate Controller
                                (Principal Financial and
                                 Accounting Officer)