Form 10-K
period 2000-02-29
TENDER LOVING CARE HEALTH CARE SERVICES INC/ NY
filed 2000-06-06
CIK 1082993

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

                                 OR
[ ]  TRANSITION REPORT SUBJECT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM              TO             .

                Commission File Number:  0-25777

            TENDER LOVING CARE HEALTH CARE SERVICES, INC.
       (Exact name of Registrant as specified in its charter)

DELAWARE                                 11-3476656
(State or other jurisdiction  (I.R.S. Employer Identification No.)
 of incorporation or
 organization)

1983 Marcus Avenue, Lake Success, NY                11042
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (516) 358-1000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.
                  Yes   X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   X

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on May 22, 2000, was $1,145,752.

The number of shares of Common Stock outstanding on May 22, 2000 was 11,809,653.

                        DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE



PART I
Item 1.                                 BUSINESS

General

                    Tender Loving Care Health Care Services, Inc. ("TLCS" or the "Company") is a leading provider of home health care services with 94 locations in 22 states and the District of Columbia. TLCS is a Delaware corporation which was formed in February 1999 as a wholly-owned subsidiary of Staff Builders, Inc. ("SBLI"). TLCS subsequently became an independent publicly traded company in connection with the spin-off transaction described below. The
Company owns and directly operates 60 of its offices and 34 of its offices are operated by 22 different licensees. The Company provides a full range of licensed professional and paraprofessional health care personnel services, which include services rendered by registered nurses, licensed practical nurses, home health aides, nurses aides and personal care aides. Its licensed personnel provide skilled nursing services, including cardiac care, pulmonary management, wound care, maternal care, behavioral health care, infusion therapy, hospice support and extensive patient and family health care counselling. The Company's paraprofessional services include home health aide services and other unlicensed personnel services to assist with activities of daily living.

Spin-off Transaction

                    On October 20, 1999 ("the spin-off date"), TLCS began operations as an independent, publicly traded company resulting from the spin-off of the home health care operations previously owned by SBLI ("the spin-off"). The spin-off was accomplished by TLCS acquiring 100% of the outstanding capital stock of the SBLI subsidiaries engaged in the home health care business with a pro rata distribution made to SBLI stockholders of all of the shares of TLCS common stock owned by SBLI ("the Distribution"). The
Distribution was made by issuing one share of TLCS common stock for every two shares of SBLI Class A and Class B common stock which were outstanding on October 12, 1999 ("the Record Date"). Based upon the 23,619,388 shares of SBLI common stock which were outstanding on the Record Date, 11,809,694 shares of TLCS common stock were distributed to holders of SBLI Class A and Class B common stock. All references to shares outstanding prior to the spin-off date have been retroactively adjusted for the spin-off.
Since the spin-off date, TLCS and SBLI have been separate, stand-alone companies, with TLCS operating the home health care business segment and SBLI operating the supplemental staffing business segment. TLCS' common stock is listed on the OTC Bulletin Board
System under the symbol "TLCS." References to the "Company" indicate the home health care operations operated by TLCS subsequent to the spin-off date or operated by SBLI prior thereto.

               The spin-off was reported as a reverse spin-off for financial statement purposes because a greater proportion of the former assets and operations of SBLI are held by TLCS after the spin-off. Therefore, the spin-off has been reflected for financial statement purposes as if TLCS was the continuing company and the stock of



                                 -2-

SBLI was distributed as a dividend to TLCS stockholders. Accordingly, the TLCS financial statements reflect the financial position and results of operations of the home health care segment as continuing operations and the financial position and results of operations of the supplemental staffing segment now owned by SBLI as discontinued operations.

                    The financial information contained in the accompanying financial statements reflect fiscal years ended on February 28/29, consistent with prior years reported by SBLI prior to the spin-off transaction. The financial information for prior periods contained in these financial statements was obtained from the home health care operations segment of the SBLI audited financial statements.

Operations

               Home health care service revenues were $254.9 million, $310.3 million and $451.1 million in the fiscal year ended February 29, 2000 ("fiscal 2000"), the fiscal year ended February 28, 1999
("fiscal 1999") and the fiscal year ended February 28, 1998
("fiscal 1998"), respectively. The Company has reduced its number of operating locations to 94 locations as of February 29, 2000 as compared to 125 locations as of February 28, 1999 and 198 locations as of February 28, 1998 by focusing its attention on key geographic areas. Approximately 51% of the Company's service revenues in fiscal 2000 were generated by licensees as compared to 69% in fiscal 1999 and 84% in fiscal 1998.

               Clients' requests for home health care are typically received at a local office and skilled home health care services are provided pursuant to the orders of the patient's physician.
Generally, after a referral is received, local office personnel will schedule a physical assessment in order to identify the patient's care needs.

               During the intake process, the Company contacts third-party payors to confirm the extent of Medicare or Medicaid eligibility or insurance coverage. The primary payment sources for home health care are Medicare, Medicaid, insurance, individuals, and other state and local government health programs.

               In two locations, the Company operates hospices in accordance with the Federal Medicare program. Hospice services include a full range of medical and nursing services as well as spiritual and emotional support, specialized pain management and bereavement counseling with interdisciplinary support for patients and their families. Hospice care is appropriate for patients who are expected to live less than six months.

               The quality and reputation of the Company's health care personnel and operations are critical to the Company's success.
The Company maintains quality assurance programs, including its consumer hotline and service evaluation system in which patients are asked by the Company to rate the quality of care provided.
These programs are administered at the national and local levels.
                                -3-

The Company's clinical staff conduct periodic on-site reviews to determine compliance with appropriate regulations.

               In addition to the on-site reviews conducted by Company personnel, the Company seeks to maintain and improve the quality of its home health care operations by seeking accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). Currently, the Company has 70 offices which have been accredited by JCAHO, of which 25 were accredited with commendation.

               The Company has developed a number of proprietary disease-specific programs designed to be used in the home. These programs are designed to ensure that high-quality, efficient care is provided on a consistent basis, company-wide. The programs address the areas of asthma, cardiac care, diabetes, hospice, maternity, behavioral health, rehabilitative services, pain management and wound care.

               The Company offers its home health care services on a national and local basis. Although the Company is national, each office seeks to retain strong local identification in order to best respond to prevailing market conditions and cultivate local referrals. The Company provides support including brochures, training seminars and materials to assist in developing patient care programs as needed within each community.

               Local efforts principally involve communicating with hospital discharge planners, nursing management, physicians and other individuals at hospitals, nursing homes and other health care facilities to advise them of the range of services available from the Company.

               Due to changes in health care reimbursement, insurance companies and health maintenance organizations have become more involved in directing services for those to whom they provide coverage. The Company has sought to adapt to the increased role of
these organizations in patient referrals.   The Company provides
services to members of health maintenance organizations or policy holders of insurance companies at negotiated rates. The Company believes that some of these organizations, as a result of their strict guidelines, centralized administration and geographic diversity, retain the Company because of its ability to consistently offer quality services on a national basis. Moreover, the Company believes that its ability to offer patients a wide variety of home health care services will provide it with a competitive edge in obtaining additional business from these organizations. During fiscal 2000, no single patient or group contract accounted for ten percent or more of the Company's revenues.

               The Company's information systems provide for the input of information at the branch offices (including payroll, billing and other administrative functions) which connect directly to the Company's corporate headquarters in Lake Success, New York.
                                 -4-


Generally, bills are rendered, payroll is processed and collections are received at the corporate headquarters.

Reimbursement


              Revenues generated from the Company's home health care services are paid by insurance carriers, health maintenance organizations, individuals, Medicare, Medicaid and other state and local government health insurance programs. During fiscal 2000, approximately 17% of the Company's service revenues represented reimbursement from insurance carriers, health maintenance and other health organizations and individuals; 46% came from Medicare; and 37% came from Medicaid and other local government health programs. Medicare is a federally funded program available to persons with certain disabilities and persons of age 65 or older. Medicaid, a program jointly funded by Federal and state governments and other local government health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age.

               The Company has 74 offices in 22 states and the District of Columbia which are certified to provide home health care services to Medicare patients. Medicare reimburses the Company for covered items and services at the lower of the Company's cost, as determined by Medicare regulations, or cost limits established by the Federal government. The Company submits all Medicare claims to a single insurance company acting as a fiscal intermediary which processes claims on behalf of the Federal government. The Balanced
Budget Act of 1997 (the "BBA") resulted in significant changes to cost based reimbursement for Medicare home health care providers.
Although the BBA retains a cost based reimbursement system, the cost limits were reduced and new per-beneficiary limits were set for home health care providers. The BBA provides for an interim payment system ("IPS") which became applicable for the Company on March 1, 1998 and will remain in effect until the adoption of a new prospective payment system ("PPS") scheduled to be effective for all home health care agencies on October 1, 2000. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. Currently, most of the Company's locations are operating under the Federal Health Care Financing Administration's ("HCFA's") maximum reimbursement rates ("cost caps"). Under PPS, home health care providers may have an opportunity to generate profits if costs are contained under the per-episode reimbursement amounts. However, the final per-episode reimbursement amounts have not yet been promulgated by HCFA. As a result of the Company's cost containment steps taken in fiscal 2000, the Company was under the cost caps by a net, aggregate amount of approximately $11 million.

               As of February 29, 2000, the Company has 40 offices which participate in Medicare's periodic interim payments ("PIP") program. Under PIP, the Company receives regular bi-weekly payments based on past Medicare activity of participating offices, which are adjusted quarterly for actual levels of activity. As presently amended by the BBA, the PIP program will terminate for
                                -5-
all home health care agencies effective October 1, 2000. Offices which are not participating in the PIP program receive payment for services upon submission of individual claims.

               The Company is also reimbursed for covered items by Medicaid. The Company has approximately 75 locations in 22 states and the District of Columbia which are approved to provide services to Medicaid recipients. Medicaid reimbursement procedures vary from state to state.

Government Regulation

               The Company is subject to extensive and frequently changing home health care regulations by Federal, state and local authorities. These regulations include state licensing, obtaining a Certificate of Need ("CON") in certain states, and Federal and state eligibility standards for certification as a Medicare and Medicaid provider. The imposition of more stringent regulatory requirements or the denial or revocation of any license or permit necessary for the Company to operate in a particular market could have a material adverse effect on the Company's operations.

               The Federal government and all states in which the Company currently operates regulate various aspects of the Company's business. HCFA must certify home health agencies that seek to receive reimbursement for services from Medicare. As conditions of participation in the Medicare program, HCFA requires a home health agency, among other things, to satisfy certain standards with respect to: personnel and their supervision; services and the documentation thereof; and the establishment of a professional advisory group that includes at least one physician, one registered nurse and other representatives from related disciplines or consumer groups.

               Certain states require a provider of home health care services to obtain a license before rendering services. Some states, including many of the states in which the Company presently operates, maintain CON legislation requiring an office to file an application that must be approved by the appropriate state authority before certain health care services can be provided in an area. Approval depends upon, among other things, good character and competence, financial capability and a demonstration that the need exists for such services. In states having a CON requirement, HCFA will grant Medicare certification to an office (so that the office may provide services covered by Medicare) only if the office has obtained a CON.

               New York State requires the approval by the Public Health Council of the New York State Department of Health ("NYPHC") of any change in the "controlling person" of an operator of a licensed health care services agency (a "LHCSA"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. A person seeking approval as a controlling person of an operator of a LHCSA must file an application for NYPHC approval within 30 days of becoming a controlling person, and pending a decision by the
                                 -6-
NYPHC, such person may not exercise control over the LHCSA.  The
Company has seven offices in New York State which are LHCSAs. Such offices accounted for approximately 15% of the Company's service revenues in fiscal 2000. If any person should become the owner or holder, or acquire control, of the right to vote 10% or more of the common stock of the Company, such person could not exercise control of the Company's LHCSAs until such ownership, control or holding has been approved by the NYPHC.

               The Company's service revenues generated from Medicare, Medicaid and other local government programs were $212 million, $247 million and $376 million in fiscal 2000, 1999 and 1998, respectively.

Franchise Program

               The Company utilizes a unique form of franchising whereby it licenses independent companies or contractors ("licensees") to represent the Company within a designated territory using the Company's trade names and service marks. Of the Company's 94 field offices, 34 are operated by 22 licensees pursuant to the terms of a franchise agreement with the Company. The franchise program has afforded the Company with the ability to operate certain locations by employees who are hired and supervised by licensees who are most familiar with the needs and characteristics of their respective geographic areas.

               The Company is subject to a number of state laws that regulate certain substantive aspects of the licensor-licensee relationship.
The Company owns all necessary health care related permits and licenses and, where required, CON's for operation of its licensee offices. The Company employs all direct service employees. The licensees recruit direct service personnel for the Company, solicit orders and assign Company personnel, including registered nurses, therapists and home health aides, to service the Company's clients.
The Company pays and distributes the payroll for the Company's direct service personnel, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel. The
Company includes all revenues and related direct costs in its consolidated service revenues and operating costs.

               Generally, the Company grants a ten-year initial franchise term. A licensee has the option to extend for an additional five-year term, subject to the licensee adhering to the operating procedures and quality control standards established by the Company. In prior years, the Company developed an international home health care franchise program. Effective March 1, 2000, the rights and continuing obligations under the international franchise program were assigned to SBLI. TLCS will provide certain home health care consulting services to the international franchisees for which it will continue to receive 50% of all royalties received by SBLI, on a quarterly basis.

                                -7-

               The Company pays a distribution or commission to its home health care licensees based upon a defined formula of gross profit generated. Generally, the Company pays the licensee 60% of the gross profit attributable to the non-Medicare operations of the franchise. The Company adjusts the payment to the licensees related to Medicare operations for cost limitations and reimbursement of allowable Medicare costs. There is no payment to the licensees based solely on revenues. Amounts due to licensees are typically paid within 45 days after each month based upon an average rate of 60% of gross margin. The amount of monthly gross margin includes the adjustment for cost limitations, reimbursement of allowable Medicare costs and for the collectibility of accounts receivable. For fiscal 2000, 1999 and 1998, total licensee distributions of approximately $24.9 million, $38.3 million and $84.1 million, respectively, were included in the Company's general and administrative expenses.

               The Company is currently not offering any franchises. However, if in the future the Company should offer and sell franchises, such offers and sales will be subject to Federal and certain state franchise laws. To offer and sell franchises, the Federal Trade
Commission requires the Company to furnish to prospective licensees a current franchise offering disclosure document. The Company has used a Uniform Franchise Offering Circular ("UFOC") to satisfy this disclosure obligation.

Personnel; Recruiting and Training

               The Company has approximately 10,000 individuals who render home health care services and employs approximately 1,300 full time administrative and management personnel. Approximately 1,000 of the Company's administrative employees are located at the branch offices, 250 are located at its corporate headquarters in Lake
Success, New York and 50 are regional employees.

               The Company screens caregivers to ensure that they meet all licensing requirements and the Company's eligibility standards.
This screening process includes skills testing, reference checking, professional license verification, personal interviews and a physical examination. In addition, new employees receive an orientation on the Company's policies and procedures prior to their initial assignment. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

               The Company and its licensees recruit home health care personnel principally through referrals from other personnel, newspaper advertisements and direct mail solicitations to nursing, paramedical and other recruiting sources. A large percentage of these personnel are employed only when needed, and are paid for the actual number of hours worked or visits made.

               The Company has standardized procedures for recruiting, interviewing, testing and reference checking prospective personnel.


                                 -8-
All nurses and therapists must be licensed by the appropriate licensing authorities. Substantially all unlicensed health care personnel must be certified either through a state-approved certification program or must have had previous experience in providing direct patient care in a hospital, nursing home or in the home. After selection, applicants receive instruction in the Company's procedures and policies. The Company has an in-service training program for its personnel which satisfies the requirements for certification required by certain states.

               In addition to health care personnel recruited and trained by the Company, the Company contracts with third parties to meet its personnel requirements. These contracted personnel must meet the same qualifications required of Company personnel.

Insurance

               The Company's employees make decisions which can have significant medical consequences to the patients in their care. As a result, the Company is exposed to substantial liability in the event of negligence or wrongful acts of its personnel. The Company maintains medical professional and general liability insurance providing for coverage in a maximum amount of up to $26 million per claim, subject to a limitation of $26 million for all claims in any single year. Also, the Company maintains errors and omissions and professional liability insurance. In addition, licensees are required to maintain general liability insurance providing for coverage of at least $1 million.

Competition

               Although there are national home health care companies, the industry is highly fragmented and competitors are often localized in particular geographical markets. In general, there has been consolidation in the health care industry which is expected to continue, especially in light of the Federal Medicare program's reductions in cost limits and establishment of per beneficiary limits. Many of the Company's competitors have ceased doing business which the Company believes is one result of the enactment of the BBA. The Company expects that it will continue to compete with the national organizations as well as local providers including home health care providers owned or otherwise controlled by hospitals. Some of the entities with which the Company competes have substantially greater resources. In addition, the Company's operations depend, to a significant degree, on its ability to recruit qualified health care personnel while experiencing competition from other companies in recruiting. Generally, there is a shortage of qualified health care personnel and, as a result, the Company, from time to time, has experienced difficulties in obtaining health care personnel to meet demands for services.

               The Company believes that prompt service, price, quality and range of services offered are the principal competitive factors



                                 -9-
which enable it to compete effectively. The Company believes that its rate structure is competitive with others in the industry.

Service Marks

               The Company believes that its service mark, Tender Loving Care, as well as the service marks of Staff Builders and the stick figure logo which it licenses from SBLI, have significant value and are important to the marketing of its home health care services. These names and marks are registered as service marks with the United States Patent and Trademark Office. The registration of the Staff Builders service mark will remain in effect through February 14, 2009, with respect to home care and hospital staff relief, and through June 28, 2006 with respect to temporary personnel for business and industry. The registration of the stick figure logo service mark will remain in effect through August 16, 2008. The registration of the Tender Loving Care service mark will remain in effect through January 8, 2005. Each of these marks are renewable for additional ten-year periods, provided the Company continues to use them in the ordinary course of business. The Company also owns other federally registered marks for names used in connection with its business.

Item 2.                                 PROPERTIES

               The Company's corporate headquarters consists of approximately 65,000 square feet of leased office space and 8,100 square feet of storage space in Lake Success, New York. The lease for the corporate headquarters expires on September 30, 2005 and provides for current annual rent of approximately $1.5 million, which increases annually by three percent. The Company believes that its headquarters office space is sufficient for its immediate needs and that it will be able to obtain additional space as needed in the future.

               The Company leases all of its branch office locations from landlords unaffiliated with the Company or any of its executive officers or directors. Most of these are for a specified term although several of them are month-to-month leases. There are currently 94 locations including 60 operated by the Company and 34 operated by 22 different licensees. One of these licensee offices subleases the office space from the Company and the remaining licensed offices are owned by licensees or are leased by the licensee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for leases which are scheduled to expire in the next twelve months at comparable costs.

ITEM 3.                                 LEGAL PROCEEDINGS

               On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993,
                                 -10-


submitted false claims to Medicare. The alleged false claims were made before the Company acquired that corporation in 1993. There have been significant discussions with the office of the United States Attorney which the Company believes are likely to lead to a settlement of the outstanding claims for approximately $600 thousand, the conclusion of which is pending final government approval of the payment and other settlement items.

               On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific
Rim Health Care Services, Inc., former licensees (franchisees) of the Company for the territory comprising certain counties in and around Los Angeles, California and their holding company, instituted an action against the Company subsidiaries Staff
Builders, Inc., Staff Builders International, Inc. and Staff
Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District
Court for the Central District of California on December 22, 1998.
Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs, seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. Plaintiffs seek an unspecified amount of damages.
Discovery is currently in process.

               On July 17, 1998, the Federal government ordered that a complaint filed by Ali Waris, the former owner of a home health care agency purchased by the Company in 1993, be unsealed and served upon Staff Builders, Inc. and Targa Group, Inc., a former licensee (franchisee) of the Company. The government has elected not to intervene in the action, in which Mr. Waris claimed damages for alleged violations of the False Claims Act by the Company in connection with payments claimed by the Company on its cost report for consulting services. The case was dismissed pursuant to the Company's motion and Mr. Waris appealed. The appeal has been stayed by the Court pending finalization of a proposed settlement, whereby the cost report issues will be settled directly with the United States Government in exchange for the withdrawal of Mr.
Waris' lawsuit.

               On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health, Inc. and Jacquelyn Klooster, two former home health care licensees (franchisees) of the Company and their principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against the Company subsidiaries Staff Builders International, Inc., Staff Builders Services, Inc. and Staff Builders, Inc., and certain executive officers of the Company. The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to
                                 -11-


defraud Staff Builders' licensees, as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages. Pursuant to the Company's motion, all of the RICO counts except for one count were dismissed by the Court on February 22, 2000.

               The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.

               Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has recorded a loss accrual of approximately $2.4 million as of February 29, 2000 for the aggregate, estimated amount to resolve or litigate such matters.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.































                                 -12-


                                  PART II

ITEM 5.                                 MARKET FOR REGISTRANT'S COMMON STOCK
                                        AND RELATED STOCKHOLDER MATTERS

(A)                                     Market Information


                         Subsequent to the Distribution, the Company's common
stock began trading in the over-the-counter market and is listed on the OTC Bulletin Board System under the symbol "TLCS". The following table sets forth, for the indicated periods, the high and low sale prices for the common stock, as reported on the OTC
Bulletin Board System.


                                          High          Low
Fiscal Period Ended February 29, 2000
October 20, 1999 to November 30, 1999    $1.00        $ .03
Quarter ended February 29, 2000            .50          .13



(B)                                     Holders

                    As of May 22, 2000, there were approximately 727 holders of record of common stock (including brokerage firms holding stock in "street name" and other nominees).


(C)                                     Dividends

                    Since its organization, the Company has not paid any dividends on its shares of common stock. Management anticipates that for the foreseeable future all earnings will be retained for use in its business and, accordingly, it does not intend to pay cash dividends.














                                 -13-
ITEM 6.

SELECTED FINANCIAL DATA (in thousands, except per share data)

     The following selected consolidated financial data has been derived from the audited financial statements of the Company and should be read in conjunction with the financial statements and notes thereto included elsewhere in this annual report on Form 10-K. Additionally, the selected financial data should be read in conjunction with "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              Years Ended
                                                   February    February    February    February    February
                                                   29, 2000    28, 1999    28, 1998    28, 1997    29, 1996
CONSOLIDATED OPERATIONS DATA:
Revenues                                           $255,689    $312,531    $452,217    $437,586    $379,451
Operating expenses:
  Service costs                                     157,273     200,009     280,089     268,634     233,578
  General and administrative expenses               101,949     123,817     160,973     159,231     137,002
  Total operating expenses                          259,222     323,826     441,062     427,865     370,580

Income (loss) from operations                        (3,533)    (11,295)     11,155       9,721       8,871

INTEREST AND OTHER EXPENSES:
  Interest expense                                    6,605       1,446       2,410       1,402         719
  Interest income                                      (785)       (986)     (1,347)       (839)       (953)
  Depreciation and amortization                       4,612       4,360       5,783       4,821       3,452
  Other (income) expense, net                         2,411         126        (492)     (1,486)      1,958
  Medicare and Medicaid audit adjustments                 -      29,000           -           -           -
  Restructuring costs                                     -      20,334      30,269           -           -
  Total interest and other expenses                  12,843      54,280      36,623       3,898       5,176

Income (loss) from continuing operations
  before income taxes                               (16,376)    (65,575)    (25,468)      5,823       3,695

Provision (benefit) for income taxes                    100       6,111      (5,298)      2,491       1,451

Net income (loss) from continuing operations        (16,476)    (71,686)    (20,170)      3,332       2,244

Income (loss) from discontinued
  operations (net of income taxes)                    1,430      (1,400)     (1,462)        429        (230)
Net (loss)                                         $(15,046)   $(73,086)   $(21,632)   $  3,761    $  2,014

Income (loss) per common share - basic:
  Income (loss) from continuing operations         $  (1.39)   $  (6.19)   $  (1.69)   $   0.28    $   0.19
  Income (loss) from discontinued operations           0.12       (0.12)      (0.12)       0.04       (0.02)
  Net (loss)                                       $  (1.27)   $  (6.31)   $  (1.81)   $   0.32    $   0.17

Income (loss) per common share - diluted:
  Income (loss) from continuing operations         $  (1.39)   $  (6.19)   $  (1.69)   $   0.27    $   0.18
  Income (loss) from discontinued operations           0.12       (0.12)      (0.12)       0.04       (0.02)
  Net (loss)                                       $  (1.27)   $  (6.31)   $  (1.81)   $   0.31    $   0.16

Weighted average common shares
  outstanding:
  Basic                                              11,810      11,581      11,970      11,834      11,799
  Diluted                                            11,810      11,581      11,970      12,289      12,752

CONSOLIDATED BALANCE SHEET DATA:
Total assets                                       $ 93,511    $ 96,116    $105,695    $134,162    $107,891

Working capital (deficiency)                          4,523     (30,172)      3,438      17,489       8,029

Current portion of long-term debt                     5,872      10,475       4,921       4,603       2,356

Long-term debt and other liabilities                100,449      52,477      15,591      28,141       6,926

Total liabilities                                   163,502     135,475      78,925      83,992      61,018

Stockholders' equity (deficit)                      (69,991)    (39,359)     26,770      50,170      46,873

The Company did not pay any cash dividends on its common stock since its inception on October 20, 1999.

Certain prior period amounts have been reclassified to conform with the fiscal 2000 presentation.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                    The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Years Ended February 29, 2000 ("Fiscal 2000"), February 28, 1999
("Fiscal 1999") and February 28, 1998 ("Fiscal 1998")

Revenues. Total revenues decreased by approximately $56.8 million or 18.2% to $255.7 million in fiscal 2000 from $312.5 million in fiscal 1999. Approximately $36.2 million of this decrease is due to the closure or sale of approximately 60 locations and the consolidation of approximately 40 locations during fiscal 2000 and 1999. The decrease of approximately $19.2 million in revenues in existing offices was primarily due to a decrease in Medicaid and other local government program revenues which traditionally generate lower gross margins. The primary reason for the decrease in revenues of $139.7 million, or 30.9%, in fiscal 1999 from $452.2 million in fiscal 1998, was a decrease in Medicare revenues. Such decrease resulted from the negative impact of the Medicare Interim Payment System ("IPS")enacted under the Balanced Budget Act of 1997 ("BBA"). The IPS reduced the limits for the amount of costs which are reimbursable under the Medicare program. Further, there was a decrease of approximately $1.4 million in the sales of licensees and fees to $800 thousand in fiscal 2000 from $2.2 million in fiscal 1999.

The Company receives payment for its home health care services from several sources. The following are the Company's revenues by payment source:

                                      Years Ended
                                     February 29/28,
                                 2000     1999     1998
Medicare                         46.2%    43.4%    60.1%
Medicaid and other local
 government programs             37.0     36.2     23.1
Insurance and individuals        16.0     19.3     15.1
Other                             0.8      1.1      1.7
Total                           100.0%   100.0%   100.0%

               The Company has 94 locations as of May 1, 2000 as compared to 125 and 198 locations as of February 28, 1999 and 1998, respectively. Included in these locations are 34, 54 and 160 offices which were operated by 22, 31 and 64 licensees, respectively. The percentage of revenues attributable to licensees
                                 -15-
was 51%, 69% and 84% in fiscal 2000, 1999 and 1998, respectively.
The decrease in the number of licensees and their respective share of business is consistent with the industry as a whole which has experienced a significant reduction in the number of providers as a result of the BBA.

               Operating Costs. Operating costs were 61.7%, 64.5% and 62.1% of service revenues in fiscal 2000, 1999 and 1998, respectively.
Operating costs represent the direct costs of providing services to patients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services. The decrease in operating costs as a percentage of service revenues was primarily due to the sale or closure of those locations with relatively high operating costs as well as a change in revenue mix.

               The service revenues, operating costs and resultant gross margins generated by the Company's licensee and company-owned locations are as follows ($ in millions):

                                                         Years Ended
                                                        February 29/28,
                                                    2000     1999     1998
Total service revenues - Licensee                   $129     $214     $379
Total service revenues -
  Company-Owned                                      126       96       72
Total service revenues                              $255     $310     $451

Operating costs - Licensee                          $ 77     $136     $234
Operating costs - Company-Owned                       80       64       46
Operating costs                                     $157     $200     $280

Gross margin - Licensee                             $ 52     $ 78     $145
Gross margin - Company-Owned                          46       32       26
Gross margin                                        $ 98     $110     $171

                    General and Administrative Expenses. General and administrative expenses decreased by $21.9 million, or 17.7%, in fiscal 2000 to $101.9 million as compared to $123.8 million in fiscal 1999 and decreased by $37.2 million, or 23.1%, in fiscal
1999 as compared to $161.0 million in fiscal 1998. These costs expressed as a percentage of service revenues were 40.0%, 39.9% and 35.7% in fiscal 2000, 1999 and 1998, respectively.

                    Included in general and administrative expenses is the Company's provision for doubtful accounts of $2.8 million, $5.7 million and $2.5 million in fiscal 2000, 1999 and 1998, respectively.

                    The decreases in the general and administrative expenses were a result of a reduced number of operating locations and management's efforts to address the revenue reductions associated
                                 -16-
with IPS. Such decreases were partially offset by re-engineering costs incurred in connection with meeting the demands of IPS, including implementation of new systems in virtually all areas of the business operations of the Company's patient billing, scheduling and accounts receivable functions and implementing other operating efficiencies.

                    Depreciation and Amortization. Depreciation expense was approximately $4.0 million, $3.7 million and $3.6 million in fiscal
2000, 1999 and 1998, respectively. Such expense primarily consists of the depreciation of the Company's computer equipment and software.

                Amortization expense was approximately $0.6 million, $0.6 million and $2.2 million in fiscal 2000, 1999 and 1998, respectively. Such expense relates to the amortization of goodwill arising from the acquisitions of home health care businesses made in prior years. The decrease in amortization expense primarily results from the write-offs of goodwill in the fourth quarters ended February 28, 1999 and 1998.

                 Interest Expense. Interest expense was approximately $6.6 million, $1.4 million and $2.4 million in fiscal 2000, 1999 and 1998, respectively. The increase in interest expense in fiscal
2000 over fiscal 1999 was primarily due to an increase in the level of borrowings under the Company's current secured financing facility and its prior secured credit facility as well as an increase in interest expense incurred related to the Company's
Medicare liabilities which are being paid pursuant to a five-year repayment plan.

                 Interest Income. Interest income primarily includes interest on franchise notes receivable and earned interest from funds on deposit for workers compensation premiums.

                 Other (Income) Expense, Net. Other expense of $2.4 million in fiscal 2000 primarily consists of the loss on disposal of computer equipment retired of approximately $2.8 million. Such equipment was replaced by new computer equipment and year 2000 compliant software which was implemented in virtually all areas of the Company's operations and placed into service in November 1999.
Additionally, other (income) expense includes approximately $700 thousand of legal and other professional costs associated with the spin-off transaction. Offsetting the foregoing amounts is income of approximately $1.1 million related to the sale of certain operating locations and other investments. Other (income) expense in fiscal 1999 and 1998 primarily consists of income from the sale of several operating locations.

                  Medicare and Medicaid Audit Adjustments. As of February 29, 2000, the Company has anticipated aggregate liabilities to Medicare and Medicaid of approximately $54.3 million, including $46.1

                                 -17-
million and $8.2 million of liabilities to Medicare and Medicaid, respectively. The Medicare liabilities include assessments to date of approximately $32.0 million. The Medicare assessed amounts are payable under the terms of a five-year payment plan which includes cumulative excess PIP amounts received of approximately $18.6 million, audit liabilities for completed audits of approximately $12.1 million and an estimate of $1.3 million for the fiscal 1998 home office audit which is not yet completed (see Note 12). The completed audits consist of fiscal 1998 branch operating location audits of $5.7 million, the fiscal year ended February 1997 ("fiscal 1997") branch operating location and home office audits aggregating $2.4 million, and home office audits for the fiscal years ended February 1996 and 1994 aggregating $4.0 million. All years prior to fiscal 1997 are closed relative to substantially all field operating location audits. The remaining Medicare liabilities of approximately $14.1 million relate to periods for which audits are in process or are not yet conducted.

                 As of February 29, 2000, the Company's Medicaid liabilities of approximately $8.2 million consist of third party liability ("TPL") to state Medicaid agencies which have claimed that the Company did not follow proper billing procedures in certain locations. These state Medicaid agencies have challenged the eligibility of individuals for whom services were provided. The related claims are being reviewed by the state agencies encompassing years prior to fiscal 1998 for which the Company has been paid. The Company has reached a settlement for a portion of its TPL and is continuing to negotiate to resolve amounts payable to these state agencies. In fiscal 2000, total payments of $3.6 million were made, offset by $0.9 million of increased liabilities, to these state Medicaid agencies.

                 As a home health care provider, the Company is subject to extensive and changing state and Federal regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The Federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare reimbursements to home health care providers generally, and have become more restrictive in their interpretations of those costs for which reimbursement will be allowed to such providers. In recent years, these regulatory agencies have increased the number of audits performed and have applied a more intensive degree of scrutiny in the conduct of these audits. During the quarter ended November 30, 1998, the Company recorded aggregate expense of $29.0 million based upon its assessment of the scope of audits then being performed by the fiscal intermediary, the issues raised for such periods, the effect of those issues on periods not yet then audited and the balance of liabilities previously provided. The provision of $29.0 million included $18.0 million for Medicare audit liabilities and $11.0 million for Medicaid audit liabilities. Subsequent to November
1998, the Company has reduced revenues by its estimate of the amount of net adjustments which should ultimately be assessed
                                 -18-
against current, estimated reimbursement rates used to record
Medicare and Medicaid revenues. Adjustments, if any, are being recorded to these estimates in the period during which they arise.

                 The home office cost report audit has not yet been performed for fiscal 2000 or for fiscal 1999 and no field audits have been conducted to date for fiscal 2000. The Company has been notified that audits relative to fiscal 1999 will consist of nine audits to be conducted on site at branch operating locations, of which three such audits began in April 2000. The fiscal 1998 home office audit is in progress. Home office cost report audits for the fiscal years ended February 1995 and 1993 remain open. Based upon the results of those audits conducted for prior years, the Company believes that the reserve provided for the open audit periods is adequate.

                    The Company continues to appeal many audit issues and has engaged outside professional advisors to support the Company's positions on these issues. The Company anticipates that any resolution of the appeals may take up to several years and is unable to predict the ultimate outcome of matters for all open audit periods. Based upon the results of audit findings to date, no adjustment is needed to the aggregate amount of Medicare and Medicaid liabilities in the accompanying consolidated financial statements.


                    Health Care Reform and Related Restructuring Costs.

                    The BBA resulted in significant changes to cost based reimbursement for Medicare home health care providers. Although a cost based reimbursement system remains, the BBA reduced the cost limits and created new per-beneficiary limits. The BBA provided for an interim payment system ("IPS") which became applicable for the Company on March 1, 1998 and will remain in effect until the adoption of a new prospective payment system ("PPS") scheduled to be effective for all home health care agencies on October 1, 2000.
The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. Data compiled by the Congressional
Budget Office shows that Medicare spending on home health care decreased 45% in the last two years to $9.7 billion in 1999 from $14.9 billion in 1998 and $17.5 billion in 1997. The Company believes This decline reflects changes resulting from the enactment of the BBA in 1997. Accordingly, the Company together with many of its licensees have modified their operations as needed to meet the demands of IPS, including taking steps to reduce costs and maximize operational efficiencies within the constraints of the IPS.

                    Additionally, the Company is currently conducting an operational readiness program to facilitate an orderly transition

                                  -19-

from IPS to PPS. This program is designed to assist branch operating locations, together with regional management, to prepare for new procedures required by the October 1, 2000 scheduled effective date for PPS. Incorporation of new PPS operational procedures with the Company's new billing, scheduling and payroll systems are addressed under this program.

                 During the fourth quarter of fiscal 1998, management prepared the Company for the impact of IPS and for long-term growth. As a result, the Company implemented a corporate-wide restructuring and cost reduction program. These actions, together with the Company's assessment of the impact of health care reform legislation, resulted in a pre-tax charge in the fourth quarter of fiscal 1998 of $30.3 million. During the quarter ended November 30, 1998, as a result of the Company's further operating modifications, including the additional closure and conversion of many locations from licensed to company-owned operations, the Company had written off or reserved approximately $4.5 million.

                 In fiscal 1999, management further evaluated the carrying value of the Company's goodwill and intangible assets in light of current home health care industry conditions and its impact on the Company's operations. Such valuation considered, among other factors, the additional operating losses generated during the third and fourth quarters of fiscal 1999. During the third quarter ended November 30, 1998, the Company experienced losses in some locations as a result of not being able to reduce the number of visits required by its patients and to contain the related costs as mandated by the restrictive guidelines of the IPS enacted in connection with the BBA and reductions in home care payments by other home health care payor sources. The Company reacted by closing certain branches and has converted many licensee operated locations to company-owned locations. Upon the closure or sale of locations, the goodwill associated with those locations was written off. Subsequent to November 30, 1998, the Company continued to experience operating difficulties like many other companies in the home health care industry. Accordingly, there was a decline in the value of such businesses. Based upon the foregoing factors, in the fourth quarter ended February 28, 1999, the Company evaluated the net carrying value of goodwill based upon the net present value of future cash flows in accordance with the requirements of SFAS No.
121. As a result, a write-down in goodwill of approximately $15.3 million was recorded in the fourth quarter of fiscal 1999. The net carrying value of goodwill as of February 29, 2000 and February 28, 1999 was approximately $4.5 million and $5.1 million, respectively.
The Company's actions to increase operational efficiencies, close unprofitable locations and terminate certain licensee locations, represented a furtherance of a restructuring plan necessitated out of continuing losses and a deteriorating business climate within the home health care industry. The Company's (loss) from operations, before interest, depreciation, amortization and income taxes, was approximately ($3.5) million and ($60.6) million for

                                -20-
fiscal 2000 and 1999, respectively, and was approximately $(19.1) million for fiscal 1998 prior to the effectiveness of IPS.

                 In addition to the write-off of goodwill in fiscal 1999, the Company then recorded other restructuring costs aggregating $5.0 million. These costs included $0.8 million for the closure and reduction in size of some of the Company's operating locations including the write-off of fixed assets and the accrual for employee severance payments. Further, restructuring costs included
$2.2 million of litigation related costs, $1.1 million for the write-off of receivables from converted licensee locations and $0.9 million for the write-off of home care related investments and receivables. These restructuring costs reflect the Company's operating modifications in order to meet the demands of IPS as well as its assessment of the carrying value of goodwill and intangible assets in light of the deterioration within the home health care industry and the resultant effect on reduced profitability.

                 Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes reflects an effective rate of (0.6%), (9.3%) and 20.8% in fiscal 2000, 1999 and 1998, respectively.

                 The provision for income taxes in fiscal 1999 consists of a valuation allowance of $26.9 million offset by potential tax benefits of $19.1 million resulting from losses incurred in that period. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be realized, as required by SFAS 109. In fiscal 1999 the Company recorded an income tax receivable of $1.7 million, resulting from the carryback of net operating losses, which was received in fiscal 2000.

                 Net Income (Loss). Net (loss) for fiscal 2000 was $(15.0) million, or $(1.27) per share, compared to a net (loss) in fiscal
1999 of $(73.1) million, or $(6.31) per share, and a net (loss) of $(21.6) million, or $(1.81) per share in fiscal 1998. Net (loss) from continuing operations was ($16.5) million, ($71.7) million and ($20.2) million in fiscal 2000, 1999 and 1998, respectively. The fiscal 1999 net (loss) included $29.0 million of Medicare and Medicaid audit adjustments. The fiscal 1999 and 1998 net (losses) included restructuring costs of $20.3 million and $30.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                 On December 13, 1999, the Company obtained new financing for its operations to replace its then existing line of credit facility. The new financing is an accounts receivable purchase program with an entity which provides health care accounts receivable financing. Under the program, the Company may sell to an affiliate of such entity up to $60 million of the Company's

                                -21-
eligible receivables. The Company has obtained net funding of $38.4 million from the sale of receivables approximating $40.7 million through February 29, 2000. Of the amount realized, approximately $18.1 million was paid to the Company's prior senior lending institution and the balance is being used to make payments on other indebtedness and for working capital purposes.

                 The financing arrangement provides for the Company's sale of accounts receivable pursuant to a sale and subservicing agreement.
Under the terms of the agreement, the Company continues to bill customers, collect receipts and process the related accounts receivable. The sale of such accounts receivable has been reflected as a secured financing transaction in the Company's financial statements. Such sale, if challenged, may or may not put such receivables beyond the reach of the Company. The Company has a repurchase obligation in accordance with the terms of the agreement.

                 The new financing is for an initial term of three years ending December 31, 2002. Under the terms of the new financing, the Company sells its eligible trade accounts receivable for which the Company receives in cash approximately 80% of eligible receivables, less certain fees and reserves. As cash is collected from trade customers, the remaining 20% of the sale price of accounts receivable are paid to the Company. Eligible receivables are defined as certain trade accounts receivable which have been outstanding for less than 180 days. In connection with the closing of the new financing, the Company has paid approximately $1.1 million in non-refundable fees and granted to its financing source, to the extent permitted by law, a security interest in substantially all of the Company's trade accounts receivable. The financing agreement contains certain financial covenants which, among other things, provide for a maximum level of allowable net loss before income taxes. The Company obtained an amendment from the financing facility to provide adequate relief from the maximum net loss covenant for the year ended February 29, 2000. The
Company pays a program fee of 11.5% per annum on the outstanding amount of eligible receivables.


                 Net cash used in operating activities was $21.2 million in fiscal 2000 which consisted primarily of the loss from operations requiring cash payments of approximately $6.1 million, an increase in accounts receivable of $8.2 million, aggregate payments for other liabilities of $1.6 million and a net decrease in Medicare and Medicaid liabilities of $2.9 million. The net decrease in Medicare and Medicaid liabilities include payments of $4.3 million and $3.6 million, respectively. These payments include principal and interest and are offset by $5.0 million of additional, aggregate liabilities added during fiscal 2000. The fiscal 2000 net loss from operations of $15.0 million included non-cash items consisting primarily of depreciation and amortization expense aggregating $4.6 million, the write-off of fixed assets, goodwill
                                 -22-
and other assets aggregating $3.5 million and a net increase to the allowance for doubtful accounts of $0.8 million.

                 Net cash used in investing activities of $3.3 million consisted of the purchase of fixed assets of $4.4 million to complete the Company's installation of new computer equipment and software, offset by $1.1 million of proceeds from the sale of eleven home health care locations, including four locations sold to prior licensees.

                 Net cash provided by financing activities of $32.4 million included the proceeds from the new financing arrangement established in December 1999 of $38.4 million offset by $18.1 million of such proceeds used to pay off the balance of the outstanding borrowings under the Company's prior secured revolving line of credit facility. Additionally, there was an increase in amounts borrowed under the prior facility of $14.7 million.
Offsetting these increases in cash provided by financing activities was the payment of notes payable and other long term liabilities aggregating $2.5 million including the pay off of $1.7 million remaining on a term loan, payments on lease obligations of $400 thousand and payments of $200 thousand on notes payable in connection with prior years' acquisitions of businesses.

                 Net cash provided by operating activities was $15.6 million in fiscal 1999, which consisted primarily of periodic interim payments received from Medicare of $14.4 million and a decrease in accounts receivable of $10.0 million, offset by the loss from operations requiring cash payments of $7.8 million. The fiscal 1999 net loss from operations of $(73.1) million included non-cash items consisting primarily of the write-off of goodwill, deferred income taxes and other assets aggregating $25.9 million; depreciation, amortization and a net increase to the allowance for doubtful accounts aggregating $6.2 million; an increase in Medicare and Medicaid audit liabilities of $28.1 million; and, an increase in other liabilities of $5.1 million. Net cash used in investing activities was $6.7 million in fiscal 1999, which consisted of the purchase of fixed assets of $4.6 million and $2.7 million of cash used to acquire businesses, offset by $0.6 million of proceeds from the sale of five home health care franchise businesses. Net cash used in financing activities of $8.6 million in fiscal 1999 included the payment of notes payable and other long-term liabilities of $5.3 million. Additionally, the Company purchased and retired 5.1 million shares of its common stock at a cost of $4.8 million. Offsetting these items was $1.2 million of cash provided for the Company's revolving line of credit.

                 Net cash provided by operating activities was $6.0 million in fiscal 1998, which consisted primarily of a decrease in accounts receivable of $1.6 million and periodic interim payments ("PIP") received from Medicare of $4.3 million. Net cash used in investing activities of $4.0 million in fiscal 1998 consisted primarily of the purchase of fixed assets of $3.1 million and cash used for
                                 -23-
business acquisitions of $1.7 million offset by $0.8 million of proceeds from the disposal of assets. Net cash used in financing activities of $2.4 million primarily results from the payment of notes payable and other long-term liabilities of $4.8 million offset by an increase in borrowings of $1.9 million under the Company's secured revolving line of credit. The payment of notes payable and long-term liabilities primarily include $2.3 million of capital lease payments and a reduction of $1.8 million in a term loan.

                 The Company's primary sensitivity to changes in interest rates relates primarily to its financing arrangement which provides for the Company's working capital. Based on the outstanding amount financed at February 29, 2000, an increase of 1% in the Company's borrowing rate would have the effect of increasing annual interest expense by approximately $425 thousand. At February 29, 2000, there was approximately $42.4 million of financing payable under the financing arrangement, offset by $4.0 million of deposits on hand at the Company's financing institution.

                 The Company's working capital was $4.5 million at February 29, 2000. Current liabilities at February 29, 2000 include $10.4 million for Medicare and Medicaid liabilities, $23.0 million of payroll and payroll related costs and $5.9 million for the current portion of other debt obligations.

                 In December 1999, the Company reached an agreement with HCFA for a five year plan for repayment of certain Medicare liabilities.
The repayment plan will be in effect through September 2004. As a result of obtaining this repayment plan, the Company has reduced the current portion of its Medicare liabilities. The current principal portion of Medicare and Medicaid liabilities was $10.4 million and $22.7 million at February 29, 2000 and February 28,
1999, respectively. Under this repayment agreement, the Company is repaying excess PIP received as well as certain Medicare audit liabilities. Under PIP, the Company receives regular bi-weekly payments based on past Medicare activity of participating offices.
As of February 29, 2000, the Company has received approximately
$18.6 million in excess PIP. The Medicare repayment plan covers excess quarterly PIP amounts received through August 31, 1999, audit liabilities for which assessments have been made to date and assessments which will be made in future periods through April
2001. Any overpayments or audit liabilities that are successfully appealed by the Company will be subtracted from the total amount owed under the repayment plan. Interest is accrued from the date of each assessment at the government rate of interest, as revised from time to time (currently at 13.50% per annum) on all Medicare liabilities except for the PIP related liability for which interest accrues beginning one year after the date of the respective assessment, less any payments made. Under the repayment plan, the Company is required to pay principal and interest aggregating $500 thousand per month for the six months ended March 2000, $750

                                 -24-
thousand per month for the six months ending September 2000 and $1.0 million per month thereafter through March 2001. All remaining liabilities as of April 2001 for periods covered by this repayment plan including accrued interest, will then be paid in equal monthly installments over the remaining 42 months of the repayment plan through September 2004. UGS collects amounts due under the repayment plan by offsetting against current remittances due to the Company. UGS has offset $3.8 million through May 22, 2000 under the repayment plan. If no Medicare accounts receivable are available for offset under the repayment plan, then all remaining amounts owed pursuant to the repayment plan may become immediately due and payable.

                 HCFA has scheduled a new prospective payment system ("PPS") to become effective October 1, 2000. While PPS is scheduled to be effective on October 1, 2000, there can be no assurance that it will be implemented at such time. Further, HCFA has provided notification that PIP will cease effective October 1, 2000 regardless of whether or not PPS is then implemented.
Additionally, third-party payors have generally sought to contain costs by reducing payments to providers. Continued cost reduction efforts by third-party payors could adversely affect the Company's cash flow and results of operations.

                 Based upon the Company's losses from operations, uncertainties regarding changes in third-party reimbursement and related regulatory constraints, as well as uncertainties as to the continuation of credit extensions by vendors, such conditions raise doubt about the ability of the Company to continue as a going concern.

                 As a result, management continues to pursue various strategies, including but not limited to, obtaining additional financing, cost reductions, change in revenue mix and negotiating with new and existing payor sources to render additional services at optimum reimbursement rates. Additionally, while the Company has obtained a new financing arrangement under which the Company sells its trade accounts receivable, the financing facility is not obligated to continually purchase such receivables. Further, the Company has obtained favorable extended payment terms with some of its trade creditors and is continuing to negotiate extended payment terms with other vendors. There can be no assurance that the Company's creditors will not demand immediate payment for amounts in arrears or that they will continue to extend additional credit to the Company. Additionally, there can be no assurance that the Company's actions will be successful to provide adequate funds for the Company's current level of operations and to pay the Company's past-due obligations.




                                 -25-

YEAR 2000

                 The Company has made upgrades to substantially all of its computer systems and equipment. The installation of these upgrades was completed in all material respects as of October 31, 1999. Such upgrades served to satisfy the anticipated impacts of the so-called
Year 2000 issue on our information technology ("IT") systems. As of May 15, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its payor sources, suppliers or other significant third parties to an extent significant to the Company. However, Year
2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

                 As of February 29, 2000, the Company's total costs incurred for its new IT systems approximated $14.3 million. Approximately
$8.5 million of these costs are being funded through a six year lease agreement for which the aggregate amount of scheduled payments through December 2004 approximate $15.0 million, of which $1.6 million has been paid through February 29, 2000. The other
$5.8 million of costs have been funded through operating cash flow.

                 For further information regarding Year 2000 matters, refer to disclosures under Forward-Looking Statements in the Management's
Discussion and Analysis section.

EFFECT OF INFLATION

                 The rate of inflation was immaterial during fiscal 2000. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future, subject to applicable restrictions with respect to services provided to clients eligible for Medicare and Medicaid reimbursement. The
Company continually reviews its costs in relation to the pricing of its services.

RECENTLY ISSUED ACCOUNTING STANDARDS

                 During 1998, FASB issued Statement of Financial Accounting Standards SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities". The Company does not expect the adoption of this new accounting pronouncement to have a material effect, if any, on its financial condition or results of operations.

                                 -26-


FORWARD LOOKING STATEMENTS

                 Certain statements in this report on Form 10-K constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the
Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current interim payment system and/or the ultimate implementation of a prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; year 2000 failures; changes in laws and interpretations of laws or regulations relating to the health care industry; and inability to obtain additional financing, as needed, on satisfactory terms.

GOVERNMENT REGULATION. As a home health care provider, the Company is subject to extensive and changing state and Federal regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The Federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare reimbursements to home health care providers generally, and are becoming more restrictive in their interpretation of those costs for which reimbursement will be allowed to such providers. State and Federal enforcement officials also have increased their scrutiny of providers and are applying an increasingly expansive view of activities they believe to be fraudulent or abusive. Changes in the law and regulations as well as new interpretations enforced by the relevant regulatory agencies could have a material adverse effect on the Company's operations and the cost of doing business.

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

                    Additionally, third-party payors have generally sought to contain costs by reducing payments and/or deferring payments to providers. Continued cost reduction efforts by third-party

                                 -27-
payors could adversely affect the Company's cash flow and results of operations.

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

HEALTH CARE REFORM. The BBA resulted in significant changes to cost based reimbursement for Medicare home health care providers. The BBA retained a cost based reimbursement system, reduced the cost limits and implemented a per-beneficiary limit. The BBA provided for an interim payment system ("IPS") which became applicable for the Company on March 1, 1998 and will remain in effect until the adoption of a new prospective payment system ("PPS") which is scheduled to be effective for all home health care agencies after October 1, 2000. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. Home health care providers have an opportunity to generate profits under PPS if costs are contained under the per-episode reimbursement amounts. However, unforeseen changes in health care reimbursement regulations could adversely affect the Company's ability to generate a profit under PPS. While PPS is scheduled to be effective on October 1, 2000, there can be no assurance that it will be implemented at such time. Further, HCFA has provided notification that PIP will cease effective October 1, 2000 regardless of whether or not PPS is then implemented.

                   Data compiled by the Congressional Budget Office indicates that Medicare spending on home health care dropped 45% in the last two years to $9.7 billion in 1999 from $14.9 billion in 1998 and $17.5 billion in 1997. The Company believes this decline reflects changes resulting from the enactment of the BBA in 1997. If
Congress takes no further action, Medicare payments for home health care will be automatically cut by an additional 15% beginning
October 1, 2000. Under PPS, home health care agencies would get a fixed amount of money for each 60-day "episode of care", with payments adjusted to reflect the severity of a person's illness.
The Company believes that payments may still be inadequate to cover the costs incurred by home health agencies in the care of certain
Medicare beneficiaries, especially in the cases of the most severely ill patients.

                    As Congress and state reimbursement entities assess alternative health care delivery systems and payment methodologies, the Company cannot predict which additional reforms may be adopted
                                 -28-

or what impact they may have on the Company. Additionally, uncertainties relating to the nature and outcomes of health care reforms have also generated numerous realignments, combinations and consolidations in the health care industry which may also have an adverse impact on the Company's business strategy and results of operations. The Company expects that in addition to industry consolidation generally, there may be consolidations within the Company's company-owned and licensed locations, as evidenced by the reduction in the number of the Company's operating locations.

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

ATTRACTION AND RETENTION OF LICENSEES AND EMPLOYEES. Maintaining quality licensees, managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to the Company's patients. Additionally, cost containment efforts applied by many of the Company's payor sources serve to reduce payments to health care providers. As a result, the Company has restricted ability to increase the wages and/or benefits paid to its health care personnel. The possible inability to attract and retain qualified nursing management and sufficient numbers of credentialed health care professionals and para-professionals as well as office management and information technology personnel could adversely affect the Company's operations and quality of service.

SATISFACTORY FINANCING. Proceeds from the Company's new financing program provided some working capital and the ability to pay portions of certain accumulated indebtedness. The Company has negotiated deferred payment terms for certain of its Medicare and Medicaid liabilities and has made or is in the process of making arrangements with many of its other creditors to either reduce its liability to them, defer and/or extend payment of the liability, or a combination of all. Management cannot provide assurance that any or a sufficient number of such arrangements can be attained or that the Company's vendors will continue to extend credit. In such event, or if the Company's revenues do not meet expectations or its costs escalate, the Company may be unable to pay its debts as they become due. Pursuant to the Company's agreement with HCFA to repay accumulated Medicare liabilities, the Company will be required to pay excess periodic interim payments received as well as certain Medicare liabilities on a monthly basis through September 2004.
UGS collects amounts due under the repayment plan by offsetting against current remittances due to the Company. If no Medicare

                                 -29-
accounts receivable are available for offset as amounts become due under the repayment plan, then all amounts owed pursuant to this repayment plan may become immediately due and payable.

YEAR 2000. The Company has made upgrades to substantially all of its computer systems and equipment. The installation of these upgrades was completed in all material respects as of October 31, 1999. Such upgrades served to satisfy the anticipated impacts of the so-called Year 2000 issue on our information technology ("IT") systems. As of May 15, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its payor sources, suppliers or other significant third parties to an extent significant to the Company. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.






























                                -30-


TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


TABLE OF CONTENTS

                                                           Page

INDEPENDENT AUDITORS' REPORT                                F-1


CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of
    February 29, 2000 and February 28, 1999                 F-2

  Consolidated Statements of Operations
    for the Years ended February 29, 2000,
    February 28, 1999 and February 28, 1998                 F-3

  Consolidated Statements of Stockholders' Equity
    (Deficit) for the Years ended February 29, 2000,
    February 28, 1999 and February 28, 1998                 F-4

  Consolidated Statements of Cash Flows
    for the Years ended February 29, 2000,
    February 28, 1999 and February 28, 1998                 F-5

  Notes to Consolidated Financial Statements                F-6

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED
  FEBRUARY 29, 2000, FEBRUARY 28, 1999
  AND FEBRUARY 28, 1998

    II - Valuation and Qualifying Accounts                  F-31



All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.




INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Tender Loving Care Health Care Services, Inc.:

We have audited the accompanying consolidated balance sheets of Tender Loving Care Health Care Services, Inc. and subsidiaries (the "Company") as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended February 29, 2000. Our audits also included the financial statement schedule listed in the Table of Contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tender Loving Care Health Care Services, Inc. and subsidiaries at February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the year ended February 29, 2000 and February 28, 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company's continued losses from operations, uncertainties regarding changes in third-party reimbursement and uncertainties as to the continuation of credit extensions by vendors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Deloitte & Touche, LLP

Jericho, New York
May 23, 2000
                                                              F-1

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                         February  February
ASSETS                                                   29, 2000  28, 1999
CURRENT ASSETS:
  Cash and cash equivalents                              $  9,299  $  1,323
  Accounts receivable, net of allowance
    for doubtful accounts of $5,900
    and $5,084, respectively                               55,221    47,884
  Income tax refund receivable                                  -     1,733
  Prepaid expenses and other current assets                 3,056     1,886
          Total current assets                             67,576    52,826

FIXED ASSETS, net                                          18,243    20,719
INTANGIBLE ASSETS, net                                      4,489     5,126
OTHER ASSETS                                                3,203     4,129
NET ASSETS OF DISCONTINUED OPERATIONS                           -    13,316
TOTAL                                                    $ 93,511  $ 96,116

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                       $ 16,055  $ 17,645
  Accrued expenses                                          7,729     9,980
  Accrued payroll and payroll related expenses             22,996    22,225
  Current portion of Medicare and Medicaid liabilities     10,401    22,673
  Current portion of long-term debt                         5,872    10,475
          Total current liabilities                        63,053    82,998

LONG-TERM DEBT                                             53,351    13,169
LONG-TERM MEDICARE AND MEDICAID LIABILITIES                43,936    34,608
OTHER LIABILITIES                                           3,162     4,700
TOTAL LIABILITIES                                         163,502   135,475

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock - $.01 par value; 50,000,000
    shares authorized; 11,809,653 outstanding
    at February 29, 2000 and 11,809,690
    outstanding at February 28, 1999                          118       118
  Additional paid-in capital                               50,921    69,173
  Accumulated deficit                                    (121,030) (108,650)
          Total stockholders' equity (deficit)            (69,991)  (39,359)

  TOTAL                                                  $ 93,511  $ 96,116

                See notes to consolidated financial statements

                                   F-2

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                        Years Ended
                                                          February       February       February
                                                          29, 2000       28, 1999       28, 1998
CONTINUING OPERATIONS:
REVENUES:

  Service revenues                                        $254,878       $310,297       $451,098
  Sales of licensees and fees, net                             811          2,234          1,119

    Total revenues                                         255,689        312,531        452,217

OPERATING EXPENSES:

  Service costs                                            157,273        200,009        280,089
  General and administrative costs                         101,949        123,817        160,973
  Medicare and Medicaid audit adjustments                        -         29,000              -
  Restructuring costs                                            -         20,334         30,269

  Total Operating Expenses                                 259,222        373,160        471,331

  Income (loss) before interest, depreciation,
   amortization and income taxes                            (3,533)       (60,629)       (19,114)

INTEREST AND OTHER EXPENSES:

  Interest expense                                           6,605          1,446          2,410
  Interest (income)                                           (785)          (986)        (1,347)
  Depreciation and amortization                              4,612          4,360          5,783
  Other (income) expense, net                                2,411            126           (492)

    Total interest and other expenses                       12,843          4,946          6,354

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES      (16,376)       (65,575)       (25,468)

PROVISION (BENEFIT) FOR INCOME TAXES                           100          6,111         (5,298)

NET (LOSS) FROM CONTINUING OPERATIONS                      (16,476)       (71,686)       (20,170)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
  (NET OF INCOME TAXES)                                      1,430         (1,400)        (1,462)
NET (LOSS)                                                $(15,046)      $(73,086)      $(21,632)

INCOME (LOSS) PER COMMON SHARE - BASIC:
  Income (loss) from continuing operations                $  (1.39)      $  (6.19)      $  (1.69)
  Income (loss) from discontinued operations                  0.12          (0.12)         (0.12)
  Net (loss)                                              $  (1.27)      $  (6.31)      $  (1.81)

INCOME (LOSS) PER COMMON SHARE - DILUTED:
  Income (loss) from continuing operations                $  (1.39)      $  (6.19)      $  (1.69)
  Income (loss) from discontinued operations                  0.12          (0.12)         (0.12)
  Net (loss)                                              $  (1.27)      $  (6.31)      $  (1.81)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                      11,810        11,581         11,970
  Diluted                                                    11,810        11,581         11,970

                     See notes to consolidated financial statements

                                        F-3



TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

                                                                     Preferred  Additional
                                                    Common Stock       Stock     Paid-In   Accumulated
                                                  Shares     Amount   Class A    Capital     Deficit     Total
Balances, March 1, 1997                         11,903,166   $ 119       $1      $73,278    $ (13,932)  $ 59,466

Additional common stock in
  connection with a 1987 acquisition-SBLI               86       -                                             -

Exercise of common stock warrants-SBLI               2,500       -                    11                      11

Common stock issued-employee
  stock purchase plan-SBLI                         127,050       1                   523                     524

Net (Loss)                                                                                    (21,632)   (21,632)

Balances, February 28, 1998                     12,032,802     120        1       73,812      (35,564)    38,369

Additional common stock in
  connection with a 1987 acquisition-SBLI           13,468       -                     -                      -

Exercise of stock options-SBLI                      10,000       -                    35                      35

Purchase and retirement of
  common stock-SBLI                             (2,544,030)    (25)               (4,745)                 (4,770)

Conversion of preferred
  stock into common stock-SBLI                   2,134,910      21       (1)        (219)                   (199)

Common stock issued-employee
  stock purchase plan-SBLI                         162,540       2                   290                     292

Net (Loss)                                                                                    (73,086)   (73,086)

Balances, February 28, 1999                     11,809,690     118        -       69,173     (108,650)   (39,359)

Distribution of net assets
  of discontinued operations                                              -      (18,252)       2,666    (15,586)

Fractional shares paid in cash                         (37)      -

Net (Loss)                                                                                    (15,046)   (15,046)

Balances, February 29, 2000                     11,809,653   $ 118       $-     $ 50,921    $(121,030)  $(69,991)

                               See notes to consolidated financial statements

                                                      F-4

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                               Years Ended
                                                                  February      February      February
                                                                  29, 2000      28, 1999      28, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                      $(15,046)     $(73,086)     $(21,632)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operations:
    Depreciation and amortization of fixed assets                    4,057         3,742         3,607
    Amortization of intangibles and other assets                       555           618         2,176
    (Income) loss from discontinued operations                      (1,430)        1,400         1,462
    Write-off of goodwill and intangible assets                        392        16,327        21,540
    Write-off of investments and other assets                          320         1,724         1,198
    Write-off of fixed assets                                        2,814           911           136
    Increase (decrease) in other long term liabilities              (2,253)        5,100         2,787
    Allowance for doubtful accounts                                    816         1,849           800
    Income tax refund received                                       1,733            -             -
    Deferred income taxes                                               -          6,952        (5,607)
    Gain on sale of assets                                          (1,162)       (1,148)         (290)
  Change in operating assets and liabilities:
    Accounts receivable                                             (8,153)       10,005         1,596
    Prepaid expenses and other current assets                       (1,495)         (183)          684
    Accounts payable                                                 2,821         1,567         1,839
    Accrued expenses                                                (2,191)       (2,799)       (8,764)
    Increase (decrease) in Medicare and Medicaid
     audit liabilities                                              (2,635)       28,092            -
    Increase (decrease) in periodic interim payment liability         (309)       14,364         4,320
    Other assets                                                       (19)          126           177
    Net cash provided by (used in)
     operating activities                                          (21,185)       15,561         6,029

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                          (4,395)       (4,554)       (3,149)
  Proceeds from disposal of assets                                   1,127           576           855
  Acquisitions, net of cash acquired                                    -         (2,728)       (1,737)
    Net cash used in investing activities                           (3,268)       (6,706)       (4,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Employee Stock Purchase Plan                            -            292           524
  Proceeds from exercise of stock options                               -             35            11
  Payoff of revolving line of credit                               (18,147)           -             -
  Purchase and retirement of common stock                               -         (4,770)           -
  Increase (decrease) in borrowings
   under revolving line of credit                                   14,685         1,154         1,915
  Proceeds from new credit facility                                 38,377            -             -
  Proceeds from other notes payable                                     -             -             -
  Payment of notes payable and other
   long-term liabilities                                            (2,486)       (5,282)       (4,827)
    Net cash provided by (used in) financing
     activities                                                     32,429        (8,571)       (2,377)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 7,976           284          (379)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,323         1,039         1,418
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  9,299      $  1,323      $  1,039

SUPPLEMENTAL DATA:
  Cash paid for:

    Interest                                                      $  5,132      $    891      $  2,268
    Income taxes, net                                             $ (1,901)     $  2,287      $  2,344

Fixed assets purchased through
  capital lease agreements                                        $     -       $  9,800      $  2,351

Acquisition of businesses through
  issuance of notes payable                                       $    310      $    760      $     -

                           See notes to consolidated financial statements

                                                      F-5

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 29, 2000 ("Fiscal 2000"), FEBRUARY 28, 1999
("Fiscal 1999") AND FEBRUARY 28, 1998 ("Fiscal 1998")
(Dollars in Thousands, Except Where Indicated Otherwise and, for Per
 Share Amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    Nature of Business

                    Tender Loving Care Health Care Services, Inc. ("TLCS" or the "Company") is a leading provider of home health care services. The Company provides a full range of licensed professional and paraprofessional health care personnel services, which include services rendered by registered nurses, licensed practical nurses, home health aides, nurses aides and personal care aide services. Its licensed personnel provide skilled nursing services, including cardiac care, pulmonary management, wound care, maternal care, behavioral health care, infusion therapy, hospice support and extensive patient and family health care counselling. The Company's paraprofessional services include home health aide services and other unlicensed personnel services to assist with activities of daily living.

Spin-off Transaction

                    On October 20, 1999 ("the spin-off date"), TLCS began operations as an independent, publicly traded company resulting from the spin-off of the home health care operations previously owned by Staff Builders, Inc. ("SBLI")("the spin-off"). The spin-off was accomplished by TLCS acquiring 100% of the outstanding capital stock of the SBLI subsidiaries engaged in the home health care business with a pro rata distribution made to SBLI stockholders of all of the shares of TLCS common stock owned by SBLI ("the Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of SBLI Class A and Class B common stock which were outstanding on October 12, 1999 ("the Record Date"). Based upon the 23,619,388 shares of SBLI common stock which were outstanding on the Record Date, 11,809,694 shares of TLCS common stock were distributed to holders of SBLI Class A and Class B common stock. All references to shares outstanding prior to the spin-off date have been retroactively adjusted for the spin-off. Since the spin-off date, TLCS and SBLI have been separate, stand-alone companies with TLCS operating the home health care business segment and SBLI operating the supplemental staffing business segment. TLCS' common stock is listed on the OTC Bulletin Board System under the symbol "TLCS". References to the "Company" may indicate the home health care operations operated by TLCS subsequent to the spin-off date or operated by SBLI prior thereto.

                    The spin-off was reported as a reverse spin-off for financial statement purposes because a greater proportion of the
                                F-6
former assets and operations of SBLI are held by TLCS after the spin-off. Therefore, the spin-off has been reflected for financial statement purposes as if TLCS was the continuing company and the stock of SBLI was distributed as a dividend to TLCS stockholders. The TLCS financial statements reflect the financial position and results of operations of the home health care segment as continuing operations and the financial position and results of operations of the supplemental staffing segment now owned by SBLI as discontinued operations.

                    For the purpose of governing certain ongoing relationships between SBLI and TLCS after the spin-off and to provide a mechanism for an orderly transition, SBLI and TLCS have entered into a transitional services agreement. As of February 29, 2000, approximately $200 thousand is receivable from SBLI.

                    Principles of Consolidation

                    The accompanying consolidated financial statements include the accounts of TLCS and its wholly-owned subsidiaries. The financial information contained in the accompanying financial statements reflect fiscal years ended on February 28/29. All material intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the fiscal 2000 presentation.

                    A substantial portion of the Company's service revenues are derived under a unique form of franchising pursuant to a license agreement under which independent companies or contractors represent the Company within a designated territory. These licensees assign
Company personnel including registered nurses, therapists and home health aides to service the Company's clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

                    The Company owns all necessary health care related permits and licenses and, where required, certificates of need for operation of licensee offices. The revenues generated by the licensees along with the related accounts receivable belong to the Company. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs.

                    The Company pays a distribution or commission to the licensees based on a defined formula of gross profit generated.
Generally, the Company pays the licensees 60% of the gross profit attributable to the non-Medicare operations of the licensee. The
                                 F-7


payment to the Company's licensees related to Medicare operations is adjusted for cost limitations and reimbursement of allowable Medicare costs. There is no payment to the licensees based solely on revenues.

                    For fiscal 2000, 1999 and 1998, total distributions or commissions paid to licensees of approximately $24.9 million, $38.3 million and $84.1 million, respectively, were included in the Company's general and administrative expenses.

                    Use of Estimates

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

                     Cash and Cash Equivalents

                     Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

                     Fixed Assets

                     Fixed assets, consisting of equipment (primarily computer hardware and software), furniture and fixtures, and leasehold improvements, are stated at cost and depreciated from the date placed into service over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of the related assets are generally five to ten years.

                     Goodwill

                     The excess of the purchase price and related acquisition costs over the fair market value of the net assets of the businesses acquired is amortized on a straight-line basis over their estimated useful lives.

                     The Company continually reviews long-lived assets for impairment and, if impaired, remeasures the assets at fair value, whenever events or changes in business circumstances indicate that the carrying value of such assets may not be recoverable. Indicators which reflect the existence of impairment to the carrying value of goodwill include adverse regulatory and reimbursement developments, cash flow deficits, a decrease in historic and anticipated revenue and operating results and a decrease in the fair value of some or all assets. Where negative indicators were present, the carrying value of goodwill and other long-lived assets were reviewed to determine if the assets will be recoverable, based on undiscounted estimated cash flows. Since the Company's goodwill was not recoverable based on undiscounted estimated cash flows, the carrying value of the goodwill had been reduced to estimated fair value as required by FAS 121.
                                 F-8
Accordingly, the Company reduced the carrying value of goodwill by approximately 75% over the two fiscal years ended February 28, 1999 to reflect these impairment indicators. In the fourth quarter of fiscal 1999 and 1998, the Company wrote off $15.3 million and $21.5 million, respectively, of goodwill and intangible assets. These amounts primarily resulted from the Company's assessment of the adverse change in health care reform (See Note 3).

                    As a result of the factors related to the home health care industry, including industry consolidation, changing third-party reimbursement requirements and an uncertain regulatory environment, the Company reduced the useful life of goodwill from forty years to twenty years, effective March 1, 1999. Amortization expense increased by approximately $300 thousand in fiscal 2000 as a result of the decrease in useful lives, offset by a decrease of $300 thousand resulting from the fiscal 1999 write-off of goodwill.

                    Revenue Recognition

                    The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such completed services. The Company's earnings process is completed as each hour of service or home care visit is rendered. Revenues are recorded net of contractual or other allowances to which customers are entitled. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. In addition, for financial reporting purposes, a provision for uncollectible and doubtful accounts is provided for amounts billed to customers which may ultimately be uncollectible due to billing errors, documentation disputes or the customer's inability to pay.

                    Revenues generated from the sales of licensees and initial licensee fees are recognized upon signing of the licensee agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. In circumstances where a reasonable basis does not exist for estimating collectibility of the proceeds of the sales of licensees and initial license fees, such amounts are deferred and recognized as collections are made, utilizing the cost recovery method (see Note 6), or until such time that collectibility is reasonably assured.

                    Medicare reimburses the Company for covered items and services at the lower of the Company's cost as determined by Medicare, cost limits established by the Federal government, or the amount charged by the Company. Revenues generated from Medicare services are recorded when services are provided at an estimated reimbursement rate. Certain factors used to develop these rates are subject to review and adjustment by the appropriate governmental authorities and may result in additional amounts due to or due from the Company. Management reduces revenues by its estimate of the amount of net adjustments which should ultimately occur. Adjustments, if any, are
                                 F-9
recorded to these estimates in the period during which they arise.

                    Income Taxes

                    Deferred income taxes result from timing differences between financial and income tax reporting which primarily include the deductibility of certain expenses in different periods for financial reporting and income tax purposes. A valuation allowance is provided against net deferred tax assets unless, in management's judgment, it is more likely than not that such deferred tax asset will be realized.

                    Earnings (Loss) per Share

                    The basic net earnings (loss) per share is computed using weighted average number of common shares outstanding for the applicable period. The diluted earnings (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts of including equivalents would be anti-dilutive.

                    Fair Value of Financial Instruments

                    The carrying amount of cash and cash equivalents, notes receivable from licensees, long-term debt and other liabilities approximate fair value.

                    Disclosures about Segments of an Enterprise

                    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") provides standards which require publicly held companies to report about operating segments in annual financial statements. All of the Company's operating locations offer home health care services and, for financial reporting purposes, such operations are aggregated in one reportable segment. Consequently, SFAS No. 131 had no effect on the Company's consolidated financial statement disclosure.

                     New Accounting Pronouncements

                     During 1998, the FASB issued Statement of Financial Accounting Standards (SFAS No. 133), "Accounting for Derivative
Instruments and Hedging Activities". The Company does not expect the adoption of this new accounting pronouncement to have a material effect, if any, on its financial condition or results of operations.

2.  DISCONTINUED OPERATIONS

                     Discontinued operations represent the supplemental staffing services business of SBLI (see Note 1). Substantially all of the revenues and expenses related to the discontinued operations have been historically segregated on a specifically identified basis. However, certain allocations of assets, liabilities and expense have been made related to discontinued operations. In the opinion of management,
                                F-10
such allocations have been made to the discontinued operations in a reasonable and consistent basis using management's estimate of services provided to the discontinued operations by TLCS.

                   The assets and liabilities of the supplemental staffing business are classified on the balance sheet as of February 28, 1999 as "Net assets of discontinued operations" and consist of the following:

                                                        February
                                                        28, 1999
ASSETS
Current assets:
  Cash and cash equivalents                              $   684
  Accounts receivable                                     31,778
  Other current assets                                     1,668
    Total current assets                                  34,130

Fixed assets, net                                            744
Goodwill and intangible assets, net                       21,965
Other assets                                                 341
    Total assets from discontinued operations             57,180

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                    7,274
  Accrued payroll and payroll related expenses             3,525
  Current portion of long-term debt                       32,985
    Total current liabilities                             43,784

  Other liabilities                                           80
    Total liabilities from discontinued operations        43,864

NET ASSETS FROM DISCONTINUED OPERATIONS                  $13,316

          As of the spin-off date of October 20, 1999, TLCS distributed the net assets of the discontinued operations aggregating $15.6 million. Such amount includes the net assets of the discontinued operations as of February 28, 1999 of $13.3 million, the net income from discontinued operations of $1.4 million for the period March 1, 1999 to October 20, 1999 and $0.9 million of expenses incurred by the Company on behalf of the discontinued operations, prior to the spin-off, for which the related debt was forgiven. Subsequent to the spin-off date, the Company has incurred expenses on behalf of SBLI of approximately $400 thousand of which $200 thousand is unpaid as of February 29, 2000.



                                F-11




          The results of operations of the SBLI supplemental staffing business are included in the statements of operations as "Income (loss) from discontinued operations" and are summarized as follows:

                                            February 29/28,
                                        2000     1999      1998
                                         (a)
  Net revenues                        $96,250  $126,025  $75,330
  Service costs                        74,252    99,803   59,010
  General and administrative
   expenses                            18,086    22,614   13,114
  Operating profit                      3,912     3,608    3,206

  Interest expense, net                   117     2,712    1,179
  Depreciation and amortization           415       906      805
  Other (income) expense, net           1,066       468    3,251
  Income (loss) before
   income taxes                         2,314      (478)  (2,029)

  Income tax provision (benefit)          884       922     (567)
  Net income (loss)                   $ 1,430  $ (1,400) $(1,462)

(a) Includes the results of discontinued operations through the spin-off date of October 20, 1999.

3.  HEALTH CARE REFORM AND RELATED RESTRUCTURING COSTS

                   The Federal Balanced Budget Act of 1997 ("BBA") resulted in significant changes to cost based reimbursement for Medicare home health care providers. Although a cost based reimbursement system remains, the BBA reduced the cost limits and created new per-beneficiary limits. The BBA provided for an interim payment system
("IPS") which became applicable for the Company on March 1, 1998 and will remain in effect until the adoption of a new prospective payment system ("PPS") which is scheduled to be effective for all home health care agencies on October 1, 2000. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. Accordingly, the Company together with many of its licensees have modified their operations as needed to meet the demands of IPS, including taking steps to reduce costs and maximize operational efficiencies within the constraints of the IPS.

                    During the fourth quarter of fiscal 1998, management prepared the home health care business segment of the Company for the impact of IPS and for long term growth. As a result, the Company implemented a corporate-wide restructuring and cost reduction program. These actions, together with the Company's assessment of the impact of health care reform legislation, resulted in a pre-tax charge in the fourth quarter of fiscal 1998 of $30.3 million. During the quarter ended November 30, 1998, as a result of the Company's further

                                F-12
operating modifications, including the additional closure and conversion of many locations from licensed to company-owned operations, the Company wrote off or reserved approximately $4.5 million.

                    In fiscal 1999, management further evaluated the carrying value of the Company's goodwill and intangible assets in light of current home health care industry conditions and the effect of such conditions on the Company's operations. Such valuation considered, among other factors, the additional operating losses generated during the third and fourth quarters of fiscal 1999. During the third quarter ended November 30, 1998, the Company experienced losses in some locations as a result of not being able to reduce the number of visits required by its patients and to contain the related costs as mandated by the restrictive guidelines of the IPS enacted in connection with the BBA and reductions in home care payments by other home health care payor sources. The Company reacted by closing certain branches and has converted many licensee operated locations to company-owned locations. Upon the closure or sale of locations, the goodwill associated with those locations was written off. Subsequent to November 30, 1998, the Company continued to experience operating difficulties like many other companies in the home health care industry. Accordingly, there was a decline in the value of such businesses. Based upon the foregoing factors, in the fourth quarter ended February 28, 1999, the Company evaluated the net carrying value of goodwill based upon the net present value of future cash flows in accordance with the requirements of SFAS No. 121. As a result, a write-down in goodwill of approximately $15.3 million was recorded in the fourth quarter of fiscal 1999. The net carrying value of goodwill as of February 29, 2000 and February 28, 1999 was approximately $4.5 million and $5.1 million, respectively. The Company's actions to increase operational efficiencies, close unprofitable locations and to terminate certain licensee locations, represented a furtherance of a restructuring plan necessitated out of continuing losses and a deteriorating business climate within the home health care industry.
The Company's loss from operations, before interest, depreciation, amortization and income taxes, was approximately ($3.5) million and ($60.6) million for fiscal 2000 and fiscal 1999, respectively, and was approximately $(19.1) million for fiscal 1998 which was prior to the effectiveness of IPS. The fiscal 1999 net (loss) included $29.0 million of Medicare and Medicaid audit adjustments. The fiscal 1999 and 1998 net (losses) included restructuring costs of $20.3 million and $30.3 million, respectively.









                                F-13

                    A summary of the fiscal 1999 and 1998 restructuring costs is as follows (in millions of dollars):

                                                    Years Ended
                                                    February 28,
                                                   1999      1998
          Write-off of goodwill and
           intangible assets                      $15.3     $21.5
          Employee severance and
           reduction in size                        0.8       1.0
          Write-down of home health care
           related investments and receivables      0.9       6.3
          Accrued litigation related costs          2.2       1.1
          Receivables from converted
           licensee locations                       1.1         -
          Other                                       -       0.4
          Total restructuring costs               $20.3     $30.3

                    As of February 29, 2000, all amounts provided have either been recorded as direct write-downs of assets or expended from the reserves, except for a portion of the remaining accrued litigation related costs described in Note 14.

4.  REFINANCING

                    On December 13, 1999, the Company obtained new financing for its operations to replace its then existing line of credit facility which was due to expire on February 29, 2000. The new financing is an accounts receivable purchase program with an entity which provides health care accounts receivable financing under which the Company may sell to an affiliate of such entity up to $60 million of the Company's eligible receivables. The proceeds from the new financing include $18.1 million which was used to pay off the aggregate amount of borrowings under its prior line of credit facility and the balance is being used to make payments on other outstanding indebtedness and for working capital purposes. See Note 13 for further description of the Company's financing payable.

5.  GOING CONCERN MATTERS

                     The Company's continued losses from operations, uncertainties regarding changes in third-party reimbursement and uncertainties as to the continuation of credit extensions by vendors, raise doubt about the ability of the Company to continue as a going concern. As a result, management continues to pursue various strategies, including but not limited to, obtaining additional financing, cost reductions, change in revenue mix and negotiating with new and existing payor sources to render additional services at optimum reimbursement rates. Additionally, while the Company has obtained a new financing arrangement under which the Company sells its trade accounts receivable (see Notes 4 and 13), the financing facility is not obligated to continually purchase such receivables. Further, the Company has obtained favorable extended payment terms with some of its trade creditors and is continuing to negotiate extended payment terms with other vendors. However, there can be no assurance that the
                                F-14
Company's creditors will not demand immediate payment for amounts in arrears or that they will continue to extend additional credit to the Company. There can be no assurance that the Company's actions will be successful to provide adequate funds for its current level of operations and to pay the Company's past-due obligations.

6.   LICENSEE OPERATIONS

                    Notes receivable from licensees generally bear interest at the prevailing prime lending rate plus three percent and are generally payable over a term of ten years. The balance of these notes receivable at February 29, 2000 and February 28, 1999 amounted to $626 and $663, net of deferred income reflected as a valuation reserve for financial reporting purposes of $1,546 and $2,182, respectively. The net balances of these notes at February 29, 2000 and February 28, 1999 include $114 and $95 in Prepaid Expenses and Other Current Assets and
$512 and $568 in Other Assets, respectively. The decrease in the foregoing balances reflect a reduction in the number of licensees during fiscal 2000 and 1999.

                     Sales of licensees and fees, net were $811, $2,234 and $1,119 for fiscal 2000, 1999 and 1998, respectively.

                     Sales of licensees and fees, net for fiscal 2000, 1999 and 1998 include $387, $1,223 and $97, respectively, from the sale of home health care franchise businesses. Additionally, sales of licenses and fees, net include the collection of notes receivable previously not recognized as income and the receipt of initial franchise fees. During fiscal 2000, the Company did not sell any new franchise rights, and accordingly, there were no initial franchise fees.

                     The Company has performed substantially all of its obligations as required under the terms of its franchise agreements. Interest income on franchise notes receivable is included in other income.

                     In April 1992, one of the Company's franchises was acquired by a corporation owned by a family member of one of the Company's executive officers. The purchase price for the franchise included the assumption of a note payable to the Company of $845 of which $606 remains outstanding at February 29, 2000. The note bears interest at the prevailing prime lending rate and matures in 2009.

7.   ACQUISITIONS

                     During fiscal 1999 and 1998, the Company made numerous acquisitions for which consideration was paid in cash, the issuance of notes payable and the assumption of certain liabilities. The transactions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. There were no significant acquisitions made during fiscal 2000.

                                F-15
                     In fiscal 1999, the Company acquired the rights to 18 home health care locations previously operated by licensees for aggregate consideration of $3.7 million which included cash paid of $2.1 million, liabilities assumed of $800 thousand and the write-off of notes receivable of $800 thousand. Additionally, the Company acquired ten home health care businesses for aggregate consideration of approximately $800 thousand, including cash paid of $600 thousand and liabilities assumed of $200 thousand.

                     In fiscal 1998, the Company acquired the assets of nine businesses, consisting of seven home health care and two supplemental staffing operations, which added six locations. The aggregate consideration included cash paid of approximately $3.7 million and liabilities assumed of approximately $1.3 million.

                     The effect of the fiscal 1999 and 1998 acquisitions on revenue, net loss and net loss per share on an unaudited pro forma basis for fiscal 1999 and 1998 is not material.

                     In connection with the fiscal 1999 acquisitions, assets acquired and consideration paid was as follows:
                                                      1999
               Fair value of assets acquired, net   $ 4,498
               Net cash paid for acquired
                assets and stock                     (2,724)
               Liabilities assumed and notes
                payable issued for acquisitions     $ 1,774

             The fair value of assets acquired is net of the write-off of notes receivable from ex-licensees of approximately $800 thousand.

8.   FIXED ASSETS

     Fixed assets consist of the following:

                                                       February 29/28,
                                                      2000         1999
               Computer equipment and
                software                            $21,276      $27,351
               Office equipment, furniture
                and fixtures                          1,780        2,256
               Leasehold improvements                 1,135        1,248
               Land and buildings                       106          106
               Total, at cost                        24,297       30,961
               Less accumulated depreciation
                an amortization                       6,054       10,242

               Fixed assets, net                    $18,243      $20,719

             Computer equipment and software includes approximately $14.3 million for year 2000 compliant software and computer equipment purchased during fiscal 2000 and 1999 which was placed in service in November 1999. Approximately $8.5 million of this cost is pursuant to a six-year lease agreement which requires payments aggregating

                                F-16
$15.0 million through December 2004 (see Note 13). The Company wrote-off the net book value of approximately $2.8 million for equipment which was replaced by the new software and equipment.

             During fiscal 1999, the Company wrote off fixed assets relating to closed locations and obsolete computer equipment which is included in restructuring costs. During fiscal 2000, 1999 and 1998, the Company wrote off fully depreciated fixed assets of approximately $1.7 million, $1.4 million and $1.7 million, respectively. During fiscal
2000, the write off of fixed assets relating to closed or sold locations was immaterial.

9.   GOODWILL

     Goodwill consists of the following:
                                             February 29/28,
                                             2000       1999
     Gross cost                            $13,472    $14,052
     Accumulated amortization               (8,983)    (8,926)
     Net                                   $ 4,489    $ 5,126

     The above amounts are net of write-offs of goodwill and intangibles of approximately $400 thousand, $15.3 million and $21.5 million, in fiscal 2000, 1999 and 1998, respectively.

     The write-off of goodwill in fiscal 2000 was related to the sale of eight locations. The related amounts were recorded as a reduction of the gain on sale of assets, included in Other (Income) Expense, net. The write-offs of goodwill and intangible assets in fiscal 1999 and 1998 resulted from the Company's assessment of the adverse changes in health care reform for which relevant indicators reflected the existence of impairment to the carrying values of long-lived assets.

     During fiscal 2000, the Company wrote off fully amortized goodwill and intangible assets of approximately $497 thousand.

10.   ACCRUED EXPENSES

     Accrued expenses include $1,603 and $2,761 at February 29, 2000 and February 28, 1999, respectively, of accrued distributions payable to licensees.

11.  ACCRUED PAYROLL AND PAYROLL RELATED EXPENSES

     Accrued payroll and payroll related expenses consist of the following:

                                               February 29/28,
                                               2000        1999
     Accrued payroll                         $ 5,718     $ 5,407
     Accrued insurance                        14,906      12,476
     Accrued payroll taxes                     1,470       2,913
     Other                                       902       1,429
     Total                                   $22,996     $22,225

                                F-17
     Beginning in January 1999, TLCS maintained most of its health insurance coverage under a self-insured policy with stop-loss coverage. Health insurance consists of coverage for medical and prescription drug costs. Stop-loss coverage is maintained under specific excess loss insurance with a deductible of $100 per family and a specific reimbursement maximum of $900 thousand per covered person. Essentially, TLCS is responsible for the first $100 in claims per covered family, and then each family member is covered for the balance of claims up to $1.0 million.

12.  MEDICARE AND MEDICAID LIABILITIES

     Medicare and Medicaid liabilities include amounts payable or estimated to be payable to Federal or state government agencies as a result of the Company's participation in Medicare and Medicaid programs (See Note 3). These amounts consist of the following:

                                                February 29/28,
                                               2000        1999
     Medicare:
     Periodic interim payment
      liability ("PIP")(a)                   $18,649     $18,959
     Completed audits (b)                     12,143      10,220
     Audits in process or
      net yet conducted (c)                   15,308      17,155
                                              46,100      46,334
     Medicaid (d):
     Completed assessments (e)                 4,600       4,600
     Assessments in process or
      not yet conducted (f)                    3,637       6,347
                                               8,237      10,947
     Total                                    54,337      57,281

     Less current portion                    (10,401)    (22,673)
     Long term Medicare and
      Medicaid liabilities                   $43,936     $34,608

     (a) PIP liability represents amounts received from Medicare in excess of current volume of business. Under PIP, the Company receives regular bi-weekly payments based on past Medicare activity of participating offices

     (b) The fiscal intermediary has completed audits for which the Company has received a Notice of Provider Reimbursement. These audits consist of fiscal 1998 branch operating location audits of $5.7 million, the fiscal year ended February 1997 ("fiscal 1997") branch operating location and home office audits aggregating $2.4 million, and home office audits for the fiscal years ended February 1996 and 1994 aggregating $4.0 million. All years prior to fiscal 1997 are closed relative to substantially all field operating location audits.

     (c) The fiscal intermediary has not yet commenced an audit or is currently conducting audits for which no Notice of Provider Reimbursement has been received. The home office cost report
                               F-18

     audit has not yet been performed for fiscal 2000 or for fiscal 1999 and no field audits have been conducted to date for fiscal 2000. The Company has been notified that audits relative to fiscal 1999 will consist of nine audits to be conducted on site at branch operating locations, of which three such audits began in April 2000. The fiscal 1998 home office audit is in progress. Home office cost report audits for the fiscal years ended February 1995 and 1993 remain open. Based upon the results of those audits conducted for prior years, the Company believes that the reserve provided for the open audit periods is adequate.

     (d) Medicaid liabilities consist of third party liability ("TPL") to state Medicaid agencies which have claimed that the Company did not follow proper billing procedures in certain locations. These state Medicaid agencies have challenged the eligibility of individuals for whom services were provided. The related claims are being reviewed by the state encompassing years prior to fiscal 1998 for which the Company has been paid. The Company has reached a settlement for a portion of its TPL and is continuing to negotiate to resolve amounts payable to these state agencies. In fiscal 2000, total payments of $3.6 million were made, offset by $0.9 million of increased liabilities to these state Medicaid agencies.

     (e) The Company has obtained payment terms which require repayment equal to 25% of current remittances.

     (f) The state Medicaid agencies have not yet commenced an audit or are currently conducting audits for which no notice of repayment has yet been received. Based upon the results of those audits conducted for prior years, the Company believes that the reserve provided for the open audit periods is adequate.

     In December 1999, the Company reached an agreement with HCFA for a five year plan for repayment of certain Medicare liabilities. The repayment plan will be in effect through September 2004. As a result of obtaining this repayment plan, the Company has reduced the current portion of its Medicare liabilities. The current principal portion of Medicare and Medicaid liabilities was $10.4 million and $22.7 million at February 29, 2000 and February 28, 1999, respectively. Under this repayment agreement, the Company is repaying excess periodic interim payments ("PIP") received as well as certain Medicare audit liabilities.

     The Medicare repayment plan covers excess quarterly PIP amounts received through August 31, 1999, audit liabilities for which assessments have been made to date and assessments which will be made in future periods through April 2001. Any overpayments or audit liabilities that are successfully appealed by the Company will be subtracted from the total amount owed under the repayment plan. Interest is accrued from the date of each assessment at the government rate of interest, as revised from time to time (currently at 13.50% per annum) on all Medicare liabilities except for the PIP related liability for which interest accrues beginning one year after the date of the respective assessment, less any payments made. Under the
                                F-19
repayment plan, the Company is required to pay principal and interest aggregating $500 thousand per month for the six months ended March 2000, $750 thousand per month for the six months ending September 2000 and $1.0 million per month thereafter through March 2001. All remaining liabilities as of April 2001 for periods covered by this repayment plan including accrued interest, will then be paid in equal monthly installments over the remaining 42 months of the repayment plan through September 2004. UGS collects amounts due under the repayment plan by offsetting against current remittances due to the Company. UGS has offset $3.8 million through May 22, 2000 under the repayment plan. If no Medicare accounts receivable are available for offset as amounts become due under the repayment plan, then all remaining amounts owed pursuant to the repayment plan may become immediately due and payable.

     The current and long-term portions of the Company's Medicare liabilities have been allocated based upon the terms of the Medicare repayment agreement. The current and long-term portions of the Company's Medicaid liabilities have been classified as current liabilities except where the Company has obtained payment terms. In fiscal 2000, total payments of $4.3 million were made to Medicare including principal and interest of $3.4 million and $0.9 million, respectively. Offsetting these payments were additional PIP liabilities of $2.5 million and liabilities provided of $0.7 million.

    The Company continues to appeal many audit issues and has engaged outside professional advisors to support the Company's positions on these issues. The Company anticipates that any resolution of the appeals make take up to several years and is unable to predict the ultimate outcome of matters for all open audit periods. Based upon the results of audit findings to date, no adjustment is needed to the aggregate amount of Medicare and Medicaid liabilities in the accompanying consolidated financial statements.


13.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                               February 29/28,
                                               2000        1999
     Borrowings under credit facilities(a)   $38,377     $ 3,462
     Obligations under capital leases(b)       9,794      13,475
     Notes payable and other liabilities
      related acquisitions (c)                 3,323       5,000
     Other notes payable (d)                   3,318       1,707
     Notes payable - trade vendors (e)         4,411           -
     Total                                    59,223      23,644
     Less current portion                      5,872      10,475
     Long-term debt(f)                       $53,351     $13,169

(a) On December 13, 1999, the Company obtained new financing for its operations to replace its then existing line of credit facility. The

                                F-20

new financing is an accounts receivable purchase program with an entity which provides health care accounts receivable financing. Under the program, the Company may sell to an affiliate of such entity up to $60 million of the Company's eligible receivables. The Company has obtained net funding of $38.4 million from the sale of receivables approximating $40.7 million through February 29, 2000. Of the amount realized, approximately $18.1 million was paid to the Company's prior senior lending institution and the balance is being used to make payments on other indebtedness and for working capital purposes.

             The financing arrangement provides for the Company's sale of accounts receivable pursuant to a sale and subservicing agreement.
Under the terms of the agreement, the Company continues to bill customers, collect receipts and process the related accounts receivable. The sale of such accounts receivable has been reflected as a secured financing transaction in the Company's financial statements. Such sale, if challenged, may or may not put such receivables beyond the reach of the Company. The Company has a repurchase obligation in accordance with the terms of the agreement.

             The new financing is for an initial term of three years ending December 31, 2002. Under the terms of the new financing, the Company sells its eligible trade accounts receivable for which the Company receives in cash approximately 80% of eligible receivables, less certain fees and reserves. As cash is collected from trade customers, the remaining 20% of the sale price of accounts receivable are paid to the Company. Eligible receivables are defined as certain trade accounts receivable which have been outstanding for less than 180 days. In connection with the closing of the new financing, the Company has paid approximately $1.1 million in non-refundable fees and granted to its financing source, to the extent permitted by law, a security interest in substantially all of the Company's trade accounts receivable. The financing agreement contains certain financial covenants which, among other things, provide for a maximum level of allowable net loss before income taxes. The Company obtained an amendment from the financing facility to provide adequate relief from the maximum net loss covenant for the year ended February 29, 2000.
The Company pays a program fee of 11.5% per annum on the outstanding amount of eligible receivables.

             At February 28, 1999, the Company had a secured credit facility with its prior senior lending institution under which total outstanding borrowings included $3.5 million and $31.9 million related to its continuing and discontinued operations, respectively. The amount of borrowings allocated to discontinued operations at February
29, 1999 consist of outstanding borrowings under an acquisition line of credit of $8.7 million and intercompany debt payable to the continuing operations of $23.2 million. Outstanding borrowings at February 28, 1999 were classified as current because the lender declared an event of default whereby it could demand full payment of all borrowings at any time.

(b) At February 29, 2000, the Company had capital lease agreements for computers and other equipment through December 2004. The Company's

                                 F-21
capital lease obligations includes a six-year lease agreement in the amount of $13.7 million which requires average monthly installments of $239 through December 2003 and $183 per month, thereafter. The net aggregate carrying value of the assets under capital leases and a secured term loan (see d. below) was approximately $10.2 million and $13.2 million at February 29, 2000 and February 28, 1999, respectively, and such amounts are included in Fixed Assets.

(c) At February 29, 2000, the Company had a balance of notes payable related to acquisitions of $3.3 million. The notes payable bear annual interest from zero to 10.50% and have maturity dates through September 2010.

(d) The Company obtained a three-year term loan of approximately $3.3 million which bears annual interest at 10.0% and requires monthly payments of $84 thousand from May 1, 2000 to April 1, 2001 and monthly payments of $120 thousand from May 1, 2001 through April 1, 2003. The term loan was obtained to refinance a series of equipment leases and is secured by certain computer equipment previously provided as collateral under the leases with the same lending institution. Such leases had interest rates which varied from 7.28% to 9.0% per annum with maturity dates from March 1999 to July 2002. The refinancing of these leases, which had an aggregate remaining principal balance of approximately $3.4 million, into a term loan was pursuant to a settlement agreement under the leases. The balance of a separate term loan of $1.7 million at February 28, 1999 was fully repaid in fiscal 2000.

(e) During fiscal 2000, the Company signed separate, unsecured promissory notes payable to approximately 25 trade vendors in the aggregate amount of approximately $4.9 million, of which the balance remaining at February 29, 2000 was approximately $4.4 million. These notes were signed to obtain extended payment terms. These notes have interest rates ranging from zero to 13% (weighted average rate of 8.9%) with maturity dates through March 2002.

(f) Repayments of long-term debt at February 29, 2000 are due as follows:

                                  Obligations
                                     Under
                                    Capital      Other
     Years Ending February          Leases       Debt      Total
     2001                           $ 3,278    $ 2,594    $ 5,872
     2002                             2,177      4,238      6,415
     2003                             1,861     40,090     41,951
     2004                             1,606        379      1,985
     2005                               872        203      1,075
     Thereafter                           -      1,925      1,925
     Total                          $ 9,794    $49,429    $59,223



                                F-22

14.  OTHER LIABILITIES

     Other liabilities consist of the following:

                                             February 29/28,
                                            2000         1999
       Accrued litigation (a)             $2,431        $3,105
       Rent escalation liability (b)         631           751
       Other                                 100           844
       Total                              $3,162        $4,700

(a) Loss accrual for the aggregate, estimated amount to settle or litigate open legal matters.

(b) The lease on the Company's corporate headquarters requires scheduled rent increases through September 30, 2005. A rent escalation liability is recorded for the amounts required to record the expense of this lease on a straight-line basis over the life of the lease, in excess of payments made. The balance of this liability was $822 and $883 at February 29, 2000 and February 28, 1999 of which $191 and $132, respectively, was included in accrued expenses.

15.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                            Years Ended
                                  February   February   February
                                  29, 2000   28, 1999   28, 1998
     Current:
      Federal                     $    -     $(1,733)   $   539
      State                           100        139        176
     Deferred                          -       7,705     (6,013)
     Total                        $   100    $ 6,111    $(5,298)

                  The provision for income taxes in fiscal 1999 consists of a valuation allowance of $26.9 million offset by potential tax benefits of $19.1 million resulting from losses incurred in that period. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits resulting from operating losses and other temporary differences are "more likely than not" to be realized, as required by SFAS 109. In fiscal 1999 the Company recorded an income tax receivable of $1.7 million, resulting from the carryback of net operating losses, which was received in fiscal 2000. As of February 29, 2000, the Company has a Federal net operating loss of approximately $12.7 million which if unused will expire in 2019 and 2020.







                                F-23


                   The deferred tax assets (liabilities) at February 29, 2000 and February 28, 1999 are comprised of the following:

                                             February 29/28,
                                            2000         1999

     Current:
       Allowance for doubtful
        accounts receivable               $ 2,175       $1,833
       Accruals not currently
        deductible                          5,137        8,250
                                            7,312       10,083
       Valuation allowance                 (7,312)     (10,083)
        Current                                 0            0

     Non-Current:
       Goodwill and intangible assets       6,260        6,857
       Revenue recognition                    360          315
       Accelerated depreciation              (770)        (856)
       Accruals not currently deductible   13,941        8,474
       Other assets (liabilities)              21           35
       Net operating loss carryforward      4,471        1,975
                                           24,283       16,800
       Valuation allowance                (24,283)     (16,800)
        Non-current                             0            0
         Total                            $     0      $     0

                 The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

                                            Years Ended
                                    February  February  February
                                    29, 2000  28, 1999  28, 1998
     Federal statutory rate           34.0%     34.0%     34.0%
     State and local income taxes,
      net of Federal income
      tax benefit                     (2.8)      1.6       3.6
     Write-off of goodwill and
      intangible assets               (0.4)     (3.7)    (14.4)
     Non-deductible spin-off costs    (1.5)       -         -
     Goodwill amortization            (0.8)     (0.2)     (0.9)
     Reversal of prior year
      accrual                           -         -       (1.5)
     Valuation allowance             (28.8)    (41.0)       -
     Other                            (0.3)       -         -
     Effective rate                   (0.6)%    (9.3)%    20.8%




                                F-24


16.            COMMITMENTS AND CONTINGENCIES

               Approximate minimum annual rental commitments for the remaining terms of the Company's noncancellable operating leases relating to office space and equipment rentals are as follows:

   Years Ending
    February

      2001                $ 4,077
      2002                  3,234
      2003                  2,556
      2004                  2,244
      2005                  2,102
      Thereafter            1,166
      Total               $15,379

                Certain leases require additional payments based upon property tax and maintenance expense escalations.

                Aggregate rental expense for fiscal 2000, 1999 and 1998 approximated $6,032, $6,215 and $4,781, respectively.

                The Company has entered into employment agreements with several officers which require minimum aggregate payments of approximately $2,260, $1,518, $1,120, $949 and $997 over the next five fiscal years. Agreements with two executives provide, in the event of their death, for the continued payment of their compensation to their beneficiaries for the duration of their agreements. Additionally, certain officers have entered into agreements which provide that in the event of change in control of, and the discontinuance of such employee's employment, the Company will pay a lump sum amount of 2.99 times the average annual compensation paid to the employee during the five-year period immediately preceding the date of the discontinuance of employment.

                In July 1999, a former licensee of the Company in Port St. Lucie, Florida pleaded guilty to several counts of Medicare fraud.
The Federal government has sought to hold the Company liable for losses to the government arising from the former licensee's conduct. The Federal government and the Company have agreed in principle to settle all financial issues arising out of the former licensee's illegal conduct for approximately $1.4 million, amounts deemed inappropriately reimbursed during the period of time that the licensee operated the business. In connection with the criminal investigation of the former licensee of the Company, the United
States Health Care Financing Administration has already recouped approximately $1.5 million through May 15, 2000 through Medicare hold-backs against current remittances. The Company intends to negotiate terms mutually favorable to facilitate the completion of the proposed settlement agreement.

                 On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that between 1987 and 1989, a corporation, substantially all assets and liabilities of
                                 F-25
which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare. The alleged false claims were made before the Company acquired that corporation in 1993. There have been significant discussions with the office of the United
States Attorney which the Company believes are likely to lead to a settlement of the outstanding claims for approximately $600 thousand, the conclusion of which is pending final government approval of the payment and other settlement items.

                  On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific
Rim Health Care Services, Inc., former home care licensees
(franchisees) of the Company for the territory comprising certain counties in and around Los Angeles, California and their holding company, instituted an action against the Company subsidiaries
Staff Builders, Inc., Staff Builders International, Inc. and Staff
Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District
Court for the Central District of California on December 22, 1998.
Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs, seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. Plaintiffs seek an unspecified amount of damages.
Discovery is currently in process.

                   On July 17, 1998, the Federal government ordered that a complaint filed by Ali Waris, the former owner of a home health care agency purchased by the Company in 1993, be unsealed and served upon Staff Builders, Inc. and Targa Group, Inc., a former licensee (franchisee) of the Company. The government has elected not to intervene in the action, in which Mr. Waris claimed damages for alleged violations of the False Claims Act by the Company in connection with payments claimed by the Company on its cost report for consulting services. The case was dismissed pursuant to the Company's motion and Mr. Waris appealed. The appeal has been stayed by the Court pending finalization of a proposed settlement, whereby the cost report issues will be settled directly with the United States Government in exchange for the withdrawal of Mr.
Waris' lawsuit.

                   On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health, Inc. and Jacquelyn Klooster, two former home health care franchisees of the Company and their principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against the Company's subsidiaries Staff Builders International, Inc., Staff Builders
Services, Inc., Staff Builders, Inc., and certain executive

                                F-26
officers of the Company. The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to defraud Staff Builders' franchisees, as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages. Pursuant to the Company's motion, all of the RICO counts except for one count were dismissed by the Court.

                 The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.

                 Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has recorded a loss accrual at February 29, 2000 and February 28, 1999 for the aggregate, estimated amount to litigate or resolve such matters. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, unfavorable resolutions of these actions could have an adverse impact on liquidity.

17.               STOCKHOLDERS' EQUITY

                  Common Stock

                  Each holder of the Company's Common Stock is entitled to one vote for each share of common stock held by such person on the record date for a meeting of stockholders.

                  Stock Options

                  During fiscal 2000, the Company adopted a stock option plan (the "1999 Stock Option Plan") under which an aggregate of two million seven hundred fifty thousand shares (2,750,000) of common stock are reserved for issuance upon exercise of options thereunder. Options granted under this plan may be incentive stock options ("ISO's") or non-qualified options ("NQSO's"). Employees, officers, directors and consultants are eligible to participate in the plan. Options are granted at not less than the fair market value of the common stock at the date of grant.

                  A total of 1,888,750 ISO's were granted under the 1999 Stock Option Plan, at a price of $.10, all of which remain outstanding at February 29, 2000. No options were exercisable at February 29,
2000. There have been no options exercised or terminated under this plan. The options outstanding at February 29, 2000 all had exercise prices of $.10 per share with a weighted average remaining contractual life of 7.8 years.

                                F-27
                    The Company has adopted the disclosure provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans.
Information with respect to the stock options plans reflects the TLCS stock option plan for fiscal 2000 and the SBLI stock option plans for fiscal 1999 and 1998. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in fiscal years ended 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net
(loss) and net (loss) per share would have reflected the following pro forma amounts:

                                       February 29/28,
                                 2000        1999       1998
Net (loss)
  -as reported                $(15,046)   $(73,086)  $(21,632)
Net income (loss)
  -pro forma                   (15,490)    (73,099)   (22,075)
Basic earnings (loss)
  per share - as reported        (1.27)      (6.31)     (1.81)
Basic earnings (loss)
  per share - pro forma          (1.31)      (6.31)     (1.84)
Diluted earnings (loss)
  per share - as reported        (1.27)      (6.31)     (1.81)
Diluted earnings (loss)
  per share - pro forma          (1.31)      (6.31)     (1.84)

                 The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 2000, 1999 and 1998, respectively: expected volatility of 80%, 142% and 56%; risk-free interest rate averaging 6.0%, 5.5% and 5.8%; and expected lives of 10 years for all.

                  Common Shares Reserved

                  The following represents common shares reserved and available for issuance, at February 29, 2000, for options granted:

                                                  Available
                                      Reserved   for Issuance
  1999 Stock Option Plan             1,888,750      861,250








                                F-28



18.                 UNAUDITED QUARTERLY FINANCIAL DATA

                    Summarized unaudited quarterly financial data for fiscal 2000 and 1999 are as follows (in thousands, except per share data):

                                     First          Second       Third         Fourth
                                     Quarter        Quarter      Quarter       Quarter
Fiscal 2000
Service revenues                     $ 69,927       $ 65,370     $ 61,551      $ 58,030
Income (loss) from
  continuing operations              $ (2,959)      $ (4,042)    $ (5,296)(2)  $ (4,179)
Income (loss) from discontinued
  operations (1)                          775          1,476         (821)           -
Net (loss)                           $ (2,184)      $ (2,566)    $ (6,117)     $ (4,179)

Net income (loss)
  per common share-basic:
Income (loss) from
  continuing operations              $  (0.25)      $  (0.34)    $  (0.45)     $  (0.35)
Income (loss) from discontinued
  operations                             0.07           0.12        (0.07)           -
Net (loss)                           $  (0.18)      $  (0.22)    $  (0.52)     $  (0.35)

Net income (loss) per
  common share-diluted:
Income (loss) from
  continuing operations              $  (0.25)      $  (0.34)    $  (0.45)     $ (0.35)
Income (loss) from
  discontinued operations                0.07           0.12        (0.07)          -
Net (loss)                           $  (0.18)      $  (0.22)    $  (0.52)     $ (0.35)

                                     First          Second       Third         Fourth
                                     Quarter        Quarter      Quarter       Quarter
Fiscal 1999
Service revenues                     $ 83,607       $ 79,539     $ 73,976      $ 73,175
Income (loss) from
  continuing operations              $   (403)      $   (330)    $(45,775)(3)  $(25,178)(4)
Income (loss) from discontinued
  operations                              304            465          441        (2,610)
Net (loss)                           $    (99)      $    135     $(45,334)     $(27,788)

Net income (loss)
  per common share-basic:
Income (loss) from
  continuing operations              $  (0.03)      $  (0.03)    $  (3.95)     $  (2.18)
Income (loss) from discontinued
  operations                             0.03           0.04         0.03         (0.22)
Net (loss)                           $  (0.00)      $   0.01     $  (3.92)     $  (2.40)

Net income (loss) per
  common share-diluted:
Income (loss) from
  continuing operations              $  (0.03)      $  (0.03)    $  (3.95)     $  (2.18)
Income (loss) from
  discontinued operations                0.03           0.04         0.03         (0.22)
Net (loss)                           $  (0.00)      $   0.01     $  (3.92)     $  (2.40)

     (1) The results of operations of the discontinued operations reflect the period from March 1, 1999 through the spin-off date of October 20, 1999.

     (2) Includes spin-off transaction related costs of $700 and a net loss from the disposal of fixed assets of $1.6 million.


                                F-29

     (3) Includes $29.0 million for Medicare and Medicaid audit adjustments and $4.5 million for restructuring costs.

     (4) Includes the write-off of goodwill and intangible assets aggregating $15.3 million and other restructuring costs of $0.5 million.









































                                 F-30

                                                                 SCHEDULE II

TENDER LOVING CARE HEALTH CARE SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

                                                         Years Ended
                                                February   February  February
                                                29, 2000   28, 1999  28, 1998
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

  Balance, beginning of period                  $ 5,084    $ 3,235   $ 2,435

  Charged to costs and expenses                   2,843      6,350     2,520

  Deductions                                     (2,027)    (4,501)   (1,720)

  Balance, end of period                        $ 5,900    $ 5,084   $ 3,235

ACCUMULATED AMORTIZATION OF
  INTANGIBLE ASSETS:

  Balance, beginning of period                  $ 8,926    $ 9,064   $ 8,094

  Charged to costs and expenses                     554        618     2,176

  Write-off of fully
    amortized assets                               (497)      (756)   (1,206)

  Balance, end of period                        $ 8,983    $ 8,926   $ 9,064

DEFERRED INCOME (NETTED AGAINST
  FRANCHISE NOTES RECEIVABLE):

  Balance, beginning of period                  $ 2,182    $ 4,086   $ 5,317

  Charged to notes receivable                       141        502        21

  Deductions                                       (777)    (2,406)   (1,252)

  Balance, end of period                        $ 1,546    $ 2,182   $ 4,086

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE


          There have been no such changes or disagreements.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                    The following table sets forth as to each director and each executive officer of the Company: (1) such person's name; (2) the year in which such person was first elected (or designated) a director of the Company; (3) biographical information for the last five years; (4) certain other directorships, if any, held by such person; and (5) such person's age.

                              Principal Occupation During the
                              Past Five Years, Any Office        Year First
                                      Held in the                 Elected
                                  Company and Any Other             as a
Name                    Age           Directorships               Director
Stephen Savitsky        54    Mr. Savitsky has served as          1999
                              Chairman of the Board, Chief
                              Executive Officer and a
                              Director of the Company since
                              October 1999.  Simultaneously,
                              Mr. Savitsky serves as Chairman
                              of the Board and Chief
                              Executive Officer and Director
                              of Staff Builders, Inc., a
                              supplemental staffing company,
                              since October 1999.  From 1983
                              to the present, Mr. Savitsky
                              has served as Chairman of the
                              Board, Chief Executive Officer
                              and a Director of Staff
                              Builders, Inc.  Mr. Savitsky
                              also served as President of
                              Staff Builders, Inc. from
                              November 1991 until November
                              30, 1998.  Mr. Savitsky is the
                              brother of David Savitsky.
                                 -31-
Dale R. Clift           49    Mr. Clift has served as             1999
                              President, Chief Operating
                              Officer and a Director of the
                              Company since October 1999.
                              From February 1998 to October
                              1999, Mr. Clift was the
                              Executive Vice President and
                              Chief Financial Officer of
                              Staff Builders, Inc. In
                              addition, from December 1998 to
                              October 1999, Mr. Clift was the
                              Chief Operating Officer of
                              Staff Builders, Inc.  Mr. Clift
                              has served as Senior Vice
                              President, Financial Strategy
                              of Staff Builders, Inc. since
                              October 1999.  From January
                              1996 through February 1998, Mr.
                              Clift provided consulting
                              services to a number of
                              companies, including several in
                              the health care industry.  From
                              April 1994 through January
                              1996, Mr. Clift was Executive
                              Vice President of Rock Bottom
                              Restaurants Inc., a restaurant
                              operator.

David Savitsky          52    Mr. Savitsky has served as Vice     1999
                              Chairman, Government Relations
                              and a Director of the Company
                              since October 1999 for which he
                              spends approximately 25% of his
                              business time.  From 1983 to
                              the present, Mr. Savitsky has
                              served as Secretary, Treasurer
                              and a Director of Staff
                              Builders, Inc. and as President
                              of Staff Builders, Inc. from
                              December 1, 1998 to the
                              present.  In addition, Mr.
                              Savitsky served as Executive
                              Vice President of Staff
                              Builders, Inc. from December
                              1987 through November 1998 and
                              as Chief Operating Officer of
                              Staff Builders, Inc. from April
                              1991 through November 1998.
                              Mr. Savitsky is the brother of
                              Stephen Savitsky.
                               -32-
Jonathan J. Halpert,    55    Dr. Halpert has served as a         1999
Ph.D.                         Director of the Company since
                              October 1999.  He is a
                              consultant in the area of
                              deinstitutionalization of the
                              mentally retarded and Chief
                              Executive Officer of the
                              Camelot Community Residence
                              Program.  Dr. Halpert has
                              served as a Director of Staff
                              Builders, Inc., since August
                              1987.

Bernard J. Firestone,   51    Dr. Firestone has served as a       1999
Ph.D.                         Director of the Company since
                              October 1999.  He is an
                              associate dean for curriculum
                              and personnel in the College of
                              Liberal Arts and Sciences and
                              professor of political science
                              at Hofstra University where he
                              has been teaching for 25 years.
                              Dr. Firestone has served as a
                              Director of Staff Builders,
                              Inc., since August 1987.

Willard T. Derr         43    Mr. Derr has served as Senior       Not
                              Vice President, Chief Financial     Applicable
                              Officer, Corporate Controller
                              and Treasurer of the Company
                              since October 1999.  From March
                              1998 to October 1999, Mr. Derr
                              was the Senior Vice President
                              and Corporate Controller of
                              Staff Builders, Inc. From
                              February 1993 to March 1998,
                              Mr. Derr was the Vice President
                              and Controller of a principal
                              subsidiary of Staff Builders,
                              Inc.  Mr. Derr currently
                              provides consulting services to
                              Staff Builders, Inc. on a
                              limited basis.

                                -33-
Sandra Parshall         52    Ms. Parshall has served as          Not
                              Senior Vice President of            Applicable
                              National Field Operations of a
                              principal subsidiary of the
                              Company since October, 1999.
                              From March 1998 to October
                              1999, Ms. Parshall was the
                              Senior Vice President of
                              Operations of a principal
                              subsidiary of Staff Builders,
                              Inc. From June 1995 to
                              September 1996, Ms. Parshall
                              served as a regional director
                              of operations of a principal
                              subsidiary of Staff Builders,
                              Inc.

Renee J. Silver         44    Ms. Silver has served as Vice       Not
                              President and General Counsel       Applicable
                              of the Company since October
                              1999.  From November 1994 to
                              October 1999, Ms. Silver was
                              the Vice President and General
                              Counsel of Staff Builders, Inc.
                              Ms. Silver currently provides
                              consulting services to Staff
                              Builders, Inc. on a limited
                              basis.

Compensation Committee Interlocks and Insider Participation

     The Company's Compensation and Stock Option Committee is composed of Bernard J. Firestone and Jonathan J. Halpert.

     No member of the Compensation Committee of the Board of Directors of the Company was, during the fiscal year ended February 29, 2000, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure pursuant to applicable rules and regulations of the Securities and Exchange Commission. During the fiscal year ended February 29, 2000, no executive officer of the Company served as
(i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of
                                 -34-

another entity, one of whose executive officers served as a director of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
1934

               Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than ten percent of the Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Officers, directors and persons owning more than ten percent of the Company's Common Stock, are required to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of copies of such reports furnished to the Company and written representations from its officers and directors that no other reports were required, during the fiscal year ended February 29, 2000, all Section 16(a) filing requirements applicable to its executive officers, directors and persons owning beneficially more than ten percent of the Common
Stock were complied with on a timely basis.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

               None of the Company's executive officers received compensation from or on behalf of the Company prior to the Spin-off Date. The following table sets forth the information for the last fiscal year concerning the compensation paid by both the Company and Staff
Builders, Inc., combined, and the compensation paid solely by Staff
Builders, Inc. for the prior two fiscal years, to the Company's
Chief Executive Officer and four other executive officers of the Company (the "Named Executive Officers"). The Named Executive
Officers who rendered services to Staff Builders, Inc. were, in some cases, serving in capacities different from those in which they currently provide services to the Company.
                               -35-

                  Summary Compensation Table
                                                                Long-Term
                                                               Compensation
                                     Annual Compensation         Awards
                                                                Securities
Name and Principal                            Bonus             Underlying
Position               Year    Salary      Compensation         Options(#)
Stephen Savitsky       2000    $494,277(1)     ---                400,000(2)
Chairman and Chief     1999    $594,991        ---              1,383,691(5)
Executive Officer      1998    $520,571        ---                580,681(5)

Dale R. Clift          2000    $330,769(3)  $100,000(4)           500,000(2)
President and Chief    1999    $244,781     $143,665              700,000(5)
Operating Officer      1998    $ 13,599     $ 18,000                ---

Sandra Parshall        2000    $203,346(6)  $ 20,000(4)           100,000(2)
Sr. Vice President,    1999    $170,654        ---                 75,000(5)
Operations of a        1998    $148,105     $ 25,000                ---
Principal Subsidiary

Willard T. Derr        2000    $160,000(7)  $ 22,500(4)            75,000(2)
Chief Financial        1999    $139,476        ---                 50,000(5)
Officer, Sr. Vice      1998    $116,224        ---                  ---
President, Corporate
Controller and
Treasurer

Renee J. Silver        2000    $171,000(8)     ---                 50,000(2)
Vice President and     1999    $161,398        ---                 40,000(5)
General Counsel        1998    $150,456        ---                  ---


(1) From March 1, 1999 to October 20, 1999, $393,441 was paid by Staff Builders, Inc. and from October 21, 1999 to February 29, 2000, $100,836 was paid by the Company. See "Executive Compensation - Employment Agreements" and "Certain Relationships and Related Transactions".

(2)  Represents options to purchase shares of the Company's
     Common Stock.

(3) From March 1, 1999 to October 20, 1999, $190,384 was paid by Staff Builders, Inc. and from October 21, 1999 to
     February 29, 2000, $140,385 was paid by the Company.  See
     "Executive Compensation - Employment Agreements".

                                -36-


(4)  Bonus paid by the Company.

(5) Represents options to purchase shares of Staff Builders, Inc. Class A common stock. However, Ms. Parshall's rights to exercise Staff Builders, Inc. options have expired.

(6) From March 1, 1999 to October 20, 1999, $128,807 was paid by Staff Builders, Inc. and from October 21, 1999 to
     February 29, 2000, $74,539 was paid by the Company.  See
     "Executive Compensation - Employment Agreements".

(7) From March 1, 1999 to October 20, 1999, $101,538 was paid by Staff Builders, Inc. and from October 21, 1999 to
     February 29, 2000, $58,462 was paid by the Company.  See
     "Executive Compensation - Employment Agreements".

(8) From March 1, 1999 to October 20, 1999, $107,885 was paid by Staff Builders, Inc. and from October 21, 1999 to
     February 29, 2000, $63,115 was paid by the Company.  See
     "Executive Compensation - Employment Agreements".



Option Grants Table

                 The following table sets forth information with respect to the Named Executive Officers concerning the grant of stock options by the Company during the fiscal year ended February 29, 2000. The
Company did not have during such fiscal year, and currently does not have, any plans providing for the grant of stock appreciation rights ("SARs").

                 Option Grants in Last Fiscal Year
                        Individual Grants

                                     $ of Total
                       Number of     Options                             Grant
                      Securities    Granted to    Exercise                Date
                      Underlying    Employees in     or     Expiration  Present
Name                Options Granted  Fiscal Year  Base Price   Date       Value(1)
Stephen Savitsky    400,000(2)       21.2%        $.10      10/20/04    $ 94,121
Dale R. Clift       500,000(2)       26.5%        $.10      10/20/09     117,652
Sandra Parshall     100,000(2)        5.3%        $.10      10/20/09      23,530
Willard T. Derr      75,000(2)        4.0%        $.10      10/20/09      17,648
Renee J. Silver      50,000(2)        2.7%        $.10      10/20/09      11,765

(1) The values shown were calculated utilizing the Black-Scholes option pricing model and are presented solely for the purpose of comparative disclosure in accordance
                                 -37-
                   with certain regulations of the Securities and Exchange Commission. This model is a mathematical formula used to value traded stock price volatility. The actual value that an executive officer may realize, if any, is dependent on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model. In calculating the grant date present values, the Company used the following assumptions: (a) expected volatility of approximately 80%; (b) risk-free rate of return of approximately 6.0%; (c) no dividends payable during the relevant period; and (d) exercise at the end of a 10 year period from the date of grant.

(2) Issued under the 1999 Stock Option Plan. No options were exercisable as of February 29, 2000.

Aggregated Option Exercises in Last Fiscal Year and Fiscal
Year-End Option Value Table

                   The following table provides information concerning the number and value of stock options exercised during the fiscal year ended February 29, 2000, and held at the end of such fiscal year, by the Named Executive Officers. No SARs were exercised during such fiscal year, and no SARs are held by any Named Executive Officer, because the Company does not have any plans providing for SARs.

                                                Number of       Value of Unexercised
                                          Securities Underlying   In-The-Money
                  Shares                    Unexercised Options     Options
                 Acquired                       At 2/29/00         At 2/29/00
                    on           Value          Exercisable/       Exercisable/
Name             Exercise      Realized        Unexercisable      Unexercisable
Stephen Savitsky   ---           ---           0/400,000          0/$48,000
Dale R. Clift      ---           ---           0/500,000          0/$60,000
Sandra Parshall    ---           ---           0/100,000          0/$12,000
Willard T. Derr    ---           ---           0/75,000           0/$9,000
Renee J. Silver    ---           ---           0/50,000           0/$6,000


Employment Agreements

                    On October 20, 1999, the Company entered into a five-year employment agreement with Stephen Savitsky under which Mr.
Savitsky as Chairman of the Board and Chief Executive Officer, receives a base salary of $295,374 per year, plus annual cost of living increases. Mr. Savitsky's employment agreement is automatically extended at the end of each year for an additional year and is terminable by the Company upon five years' notice. Mr. Savitsky's employment agreement

                                 -38-
provides that, upon a "change of control" of the Company and his termination of employment other than for his conviction of a felony, he will be entitled to receive a lump sum severance payment equal to 2.99 times his average annual compensation for the five calendar years prior to termination. Mr. Savitsky is required to devote approximately one-half of his business time to the affairs of the Company and his employment agreement provides that during the term of his employment and for a period of six months thereafter he will not compete with the Company.

                    On October 20, 1999, the Company entered into a five-year employment agreement with Dale R. Clift under which Mr. Clift, as President and Chief Operating Officer of the Company, receives a base salary of $400,000 per year. Mr. Clift is required to devote all of his business time to the affairs of the Company, subject to his limited duties as an employee of Staff Builders, Inc. The remainder of Mr. Clift's employment agreement is substantially similar to Mr. Savitsky's employment agreement with the Company.

                    On October 20, 1999, the Company entered into a three-year employment agreement with Willard T. Derr to serve as Chief Financial Officer, Senior Vice President, Corporate
Controller and Treasurer of the Company. The employment agreement provides for a base salary of $160,000 per annum and an automobile allowance of $300 per month. If within 12 months after a "change of control" Mr. Derr's employment is terminated other than for "cause", he will be entitled to receive a lump-sum severance payment equal to 2.99 times his average annual compensation for the five calendar years prior to termination. A termination is for "cause" if Mr. Derr is insubordinate, materially breaches the terms of his employment agreement, engages in willful misconduct, acts in bad faith, commits a felony or perpetrates a fraud against the Company.
Under his employment agreement, Mr. Derr is obligated to devote his full business time to the affairs of the Company, subject to his limited consulting duties to Staff Builders, Inc. and he is prevented from competing with the Company during the term of his employment and for six months thereafter and from soliciting any employees or customers of the Company during the term of his employment and for twelve months thereafter.

                    On October 20, 1999, the Company entered into a three-year employment agreement with Renee J. Silver to serve as Vice President and General Counsel of the Company. The employment agreement provides for a base salary of $170,000 per annum. The remainder of Ms. Silver's employment agreement is substantially similar to Mr. Derr's employment agreement with the Company.

                    On October 20, 1999, a principal subsidiary of the Company entered into a 28 month employment agreement with Sandra Parshall to serve as its Senior Vice President of
                                  -39-

Operations until February 28, 2002. The employment agreement provides for a base salary of $204,000. In addition, the Company leases an automobile for Ms. Parshall's use at an annual cost of approximately $6,400. The remainder of Ms. Parshall's employment agreement is substantially similar to Mr. Derr's and Ms. Silver's employment agreements with the Company.

                    If a "change of control" were to occur prior to the next anniversary date of the respective employment agreements of Stephen Savitsky, Dale R. Clift, Willard T. Derr, Renee J.
Silver and Sandra Parshall and such officers' employment relationships with the Company were to terminate for reasons triggering the severance payments noted above, then the Company would be obligated to make lump sum payments to them in the approximate amounts of $883,168, $1,196,000, $478,400,
$508,300 and $609,960, respectively. The lump sum severance payments payable after the end of the calendar year or the anniversary dates of the respective employment agreements, as the case may be, would change as a result of changes in such individuals' compensation. The term "change of control" as used in the employment agreements with the Company's executive officers refers to an event in which a person, corporation, partnership, association or entity (i) acquires a majority of the Company's outstanding voting securities, (ii) acquires securities of the Company bearing a majority of voiting power with respect to election of directors of the Company, or (iii) acquires all or substantially all of the Company's assets.

Director Compensation

     Each director who is not an officer or employee of the Company receives a fee of $7,500 per annum for service on the Company's Board of Directors. Directors who are officers or employees of the Company receive no fees for service on the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth information as of May 22, 2000 with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company who beneficially owns more than 5% of any class of voting securities of the Company, (ii) each director of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

                                -40-



                                              Amount and Nature of
                                             Beneficial Ownership(1)

                                                             Percentage of
                                               Number of      Outstanding
Name of                                        Shares of      Shares of
Beneficial Owner                             Common Stock     Common Stock
Stephen Savitsky(2)                          1,430,369(3)(4)  12.1
Dale R. Clift(2)                               125,000(5)      1.1
David Savitsky(2)                            1,388,268(6)(7)  11.8
Bernard J. Firestone (2)                         1,050(8)       *
Jonathan J. Halpert (2)                             -           -
Sandra Parshall(2)                              27,033(9)       *
Willard T. Derr (2)                             20,750(10)      *
Renee J. Silver (2)                             15,475(11)      *
S Squared Technology Corp.(12)               1,086,750         9.2
Dimensional Fund Advisors, Inc. (13)           686,230         5.8
All executive officers and
directors as a group (8 persons)             3,007,945        25.0

* Less than one percent

(1) "Beneficial ownership" is determined in accordance with Rule 13-d-3 under the Securities Exchange Act of 1934 as amended. In general, a person is treated as the "beneficial owner" of stock under Rule 13d-3 if such person has (or shares) (i) either investment power or voting power over such stock (which may be by means of contract, arrangement, understanding, relationship or otherwise), or (ii) the right to acquire such stock within 60 days, including by means of the exercise of an option or the coversion of a convertible security. Each beneficial owner's percentage of ownership and percentage of votes is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this table have been exercised. Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power.

(2) The address of each of these persons is c/o Tender Loving Care Health Care Services, Inc., 1983 Marcus Avenue, Lake Success, New York 10042. Each of these persons has sole power with respect to the voting and investment of the shares which he owns.

(3)                 Includes 30,000 shares of Common Stock held by Mr.
                    Savitsky's wife as trustee for the benefit of one of their children. Mr. Savitsky disclaims beneficial ownership of these shares.
                                -41-


(4) Includes options to purchase 100,000 shares of Common Stock under the 1999 Stock Option Plan.

(5) Includes options to purchase 125,000 shares of Common Stock under the 1999 Stock Option Plan.

(6) Includes 3,725 shares of Common Stock held by Mr. Savitsky's wife, 161,300 shares of Common Stock held in various trusts, with his wife as trustee, for the benefit of their three children, and 80,600 shares of Common Stock held by one of his children. Mr. Savitsky disclaims beneficial ownership of these shares.

(7) Includes options to purchase 75,000 shares of Common Stock under the 1999 Stock Option Plan.

(8)                 Includes 500 shares of Common Stock held by Dr.
                    Firestone's wife. Dr. Firestone disclaims beneficial ownership of these shares.

(9) Includes options to purchase 25,000 shares of Common Stock under the 1999 Stock Option Plan.

(10) Includes options to purchase 18,750 shares of Common Stock under the 1999 Stock Option Plan.

(11) Includes options to purchase 12,500 shares of Common Stock under the 1999 Stock Option Plan.

(12) S Squared Technology Corp. ("S Squared"), a registered investment adviser, is located at 515 Madison Avenue, New York, New York 10022. Includes 980,750 shares of Common Stock for which S Squared has sole voting and sole investment power and 106,000 shares of Common Stock for which S Squared has shared voting and shared investment power. The shares are owned by limited partnerships for which S Squared is the sole general partner, by advisory clients of S Squared, and by Seymour Goldblatt, the principal of S Squared, and members of his family.

(13) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is located at 1299 Ocean Avenue, Santa Monica, California 90401. Dimensional is deemed to have beneficial ownership of 686,230 shares of Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.


                                -42-

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    Stephen Savitsky and David Savitsky, who together own approximately 20% of the Company's common stock, also own approximately 20% of Staff Builders, Inc. Class A common stock. Also, four of the Company's directors are also directors of Staff Builders, Inc. and two of the Company's directors are executive officers of Staff Builders, Inc. In addition, two executive officers of the Company are employed by Staff Builders, Inc. and two executive officers of the Company are serving as consultants to Staff Builders, Inc.

Distribution Agreement

                    The Company and Staff Builders, Inc. have entered into a distribution agreement (the "Distribution Agreement") which provides for, among other things, mechanics of the Distribution, cooperation regarding past matters and the allocation of responsibility for past obligations and certain obligations that may arise in the future.

                    The Distribution Agreement provides that each of the Company and Staff Builders, Inc. will indemnify the other party and its affiliates from and against any and all damage, loss, liability and expense arising out of or due to the failure of the indemnitor or any of its subsidiaries to pay, perform or otherwise discharge any of the liabilities or obligations for which it is responsible under the terms of the Distribution Agreement, which include, subject to certain exceptions, all liabilities and obligations arising out of the conduct or operation of their respective business before, on or after the Distribution Date. 50% of all costs and expenses of the Distribution incurred on or prior to the Distribution
Date will be paid by Staff Builders and 50% will be paid by TLCS. During the fiscal year ended February 29, 2000, the Company incurred approximately $706,946 of distribution expenses.

Tax Allocation Agreement

                    The Company and Staff Builders, Inc. have entered into a tax allocation agreement (the "Tax Allocation Agreement") to allocate certain tax liabilities between Staff Builders, Inc.
and the Company and their respective subsidiaries and to allocate responsibilities with respect to tax returns. Under the Tax Allocation Agreement, Staff Builders, Inc. and the
Company will each be responsible for the taxes allocated between the respective parties based on the legal entity on which the tax is imposed.

                    The Tax Allocation Agreement provides that if Staff Builders, Inc. is subject to any tax attributable to the Distribution, including by reason of the Distribution's failure to qualify under Section 355 of the Code as a tax-free distribution, then Staff Builders, Inc. shall be responsible for any such tax. In the Tax Allocation Agreement, the
                                 -43-
Company represented that it has no plan or intention to take certain specified actions which might adversely affect the tax-free status of the Distribution which include: (a) no plan or intention to liquidate, merge with another corporation or sell or otherwise dispose of its assets subsequent to the Distribution except in the ordinary course of business; (b) no plan involving the issuance or transfer or equity interests in TLCS following the Distribution other than issuances to employees and consultants of TLCS upon the exercise of stock options under its option plan; and (c) no plan or intention for the transfer or cessation of a substantial portion of the business of TLCS or other substantial change in the business of TLCS following the Distribution.

Transitional Services Agreement

                    The Company and Staff Builders, Inc. have entered into an agreement pursuant to which the Company furnishes various administrative services to Staff Builders. The initial term of the agreement is for one year. The agreement will automatically renew at the end of the initial term or any renewal term for successive three-month terms until terminated by either party upon written notice to the other party at least 90 days prior to the expiration of the applicable term.
Fees payable by Staff Builders, Inc. to TLCS for such services are expected to be at the rate of 110% of the costs actually incurred. During the period October 20, 1999 to February 29,
2000, the Company charged Staff Builders, Inc. approximately
$400,000 for services rendered pursuant to this agreement.

Employee Benefits Agreement

                    The Company and Staff Builders, Inc. have entered into an employee benefits agreement (the "Employee Benefits
Agreement") which sets forth the employee benefit plan arrangements that apply to those employees who became employees of the Company as of the Distribution Date. The
Employee Benefits Agreement requires that the Company establish a 401 (k) savings plan, welfare plans and stock purchase and option plans which are substantially the same in all respects to the corresponding plans maintained by Staff
Builders, Inc. prior to the Distribution Date. The Company has assumed, with certain exceptions, all liability and responsibility for providing continuation of health care coverage under the Consolidated Omnibus Budget Reconciliation
Act of 1985 ("COBRA") to the Company's employees and any former employee of the home health care business prior to the Distribution. The Employee Benefits Agreement also provides for certain cross-indemnities with respect to the TLSC 401 (k) plan and the Staff Builder, Inc. 401 (k) plan.

Trademark License Agreement

                    The Company and Staff Builders, Inc. have entered into a license agreement pursuant to which Staff Builders, Inc. will license to the Company the right to use the service marks
                                 -44-
Staff Builders and the Stick Figure Logo in connection with home health care services. The license is royalty-free and will continue for so long as the Company uses such marks in connection with home health care services. Both parties will have a right of termination upon 30 days' prior written notice to the other party if such party materially breaches the agreement. See "Business - Service Marks."

                    On October 20, 1999 the Company entered into a five-year employment agreement with David Savitsky under which Mr.
Savitsky, as Vice Chairman, Government Relations of the
Company, receives an initial base salary of $110,000 per year, plus annual cost of living increases. Mr. Savitsky's employment agreement is automatically extended at the end of each year for an additional year and is terminable by the Company upon five years' notice. Mr. Savitsky's employment agreement provides that, upon a "change of control" of the Company and his termination of employment (other than for his conviction of a felony) within 12 months thereafter, he will be entitled to receive a lump sum severance payment equal to
2.99 times his average annual compensation for the five years prior to termination. Mr. Savitsky is required to devote approximately 20% of his business time to the affairs of the Company and his employment agreement provides that during the term of his employment and for a period of six months thereafter he will not compete with the Company.

                    Stephen Savitsky and Staff Builders, Inc., are party to a five-year employment agreement dated June 1, 1987, under which Mr. Savitsky, as Chairman of the Board and Chief
Executive Officer of Staff Builders, Inc., receives a base salary of $295,373 per year, plus annual cost of living increases. Mr. Savitsky's employment agreement automatically extends at the end of each year for an additional year and is terminable by the Company upon five years' notice. If within 12 months after a "change of control" Mr. Savitsky's employment is terminated (other than for his conviction of a felony), Mr. Savitsky is entitled to receive a lump sum severance payment equal to 2.99 times his average annual compensation for the five years prior to termination. Mr.
Savitsky is required to devote approximately 50% of his business time to the affairs of Staff Builders, Inc. The employment agreement provides that during the term of his employment and for a period of six months thereafter he will not compete with Staff Builders, Inc.

                    David Savitsky and Staff Builders, Inc. are party to an employment agreement dated June 1, 1987 under which Mr.
Savitsky, as President of Staff Builders, Inc., receives a base salary of $357,080 per year, plus annual cost of living increases. The remainder of the terms of Mr. Savitsky's employment agreement with Staff Builders are substantially similar to Stephen Savitsky's employment agreement terms except that Mr. Savitsky is required to devote approximately
80% of his business time to the affairs of Staff Builders, Inc.
                                -45-
                    Effective April 1, 1992, the Company approved the sale by CTR Management Corp. ("CTR") of a home care franchise for Nassau County, New York to Bayit Care Corp. ("BCC"). The shareholders, officers and directors of BCC are Stuart
Savitsky, son of Stephen Savitsky, Samuel Schreier, the son-in-law of Stephen Savitsky, and Julie Schreier, the daughter of Stephen Savitsky. The terms and conditions of the franchise agreement between the Company and BCC, entered into at the time of the sale, are substantially similar to those for other licensees of the Company, including the term of ten years with a five year renewal option. In connection with the acquisition of its franchise, CTR purchased certain assets of an existing branch office of the Company for $911,000. The purchase price was evidenced by a promissory note, dated
August 30, 1989. BCC purchased the franchise from CTR by assuming this promissory note which, at the time of BCC's purchase of the franchise, had an outstanding principal balance of $844,573 (the "BCC Note"). The terms of the BCC
Note originally provided for repayment of the outstanding principal amount in 120 consecutive monthly installments of $7,038 each, commencing May 1, 1994, together with interest at 3% over the prime rate, payable monthly. Effective June 1, 1994, the BCC Note was amended and restated to (i) provide for the repayment of the outstanding principal amount over a fifteen (15) year period, and (ii) reduce the interest rate to the prime rate. The amended principal payment schedule requires fixed monthly principal payments of $3,500 each with all unpaid principal due at the end of the fifteen (15) year period or earlier upon the termination of the franchise agreement for such franchise. The BCC Note is secured by all of the licensee's assets. The Company restructured the BCC
Note because it found the additional monthly expense associated with the start of the principal repayment schedule in May 1994 to have a clear negative impact on the licensee's ability to operate the franchise. As described in greater detail below, during the fiscal year ended February 29, 2000, the Company retained $46,132 from the amount otherwise due to BCC under the terms of its franchise agreement as interest payments on the BCC Note. The outstanding balance of the BCC
Note was $606,573 at February 29, 2000.

                    Effective August 23, 1993, Home Care Plus, Inc. ("Home Care") acquired a home care franchise from the Company for Bristol and Barnstable counties in Massachusetts. Edward
Teixeira, a current executive officer of the Staff Builders, Inc. supplemental staffing operations and a former executive officer of Staff Builders, Inc. prior to the Spin-off Date, and his wife each owned 25% of the outstanding capital stock of Home Care. In purchasing the franchise, Home Care paid a $23,000 franchise fee, received a commitment to advance up to $75,000 for expenses from the Company, issued a $75,000 promissory note (the "Home Care Note") to the Company with respect to such advance, and entered into a franchise agreement with the Company. The terms of the Home Care Note required repayment of the $75,000 in 60 consecutive monthly payments of principal and interest, computed at 3% over prime,
                                -46-

through August 1999. Effective April 1, 1998, the Home Care Note was amended to provide for a three month payment deferral through June 1998 and monthly principal and interest payments of $1,280 from July 1998 through November 1999. The terms and conditions of the franchise agreement between the Company and Home Care were substantially similar to those for other licensees of the Company, including the term of ten years with a five-year renewal option.

                    Effective February 6, 1995, Home Care Plus Two, Inc. ("Home Care Two") acquired a home care franchise from the Company for Worcester, Hampden and Franklin counties in Massachusetts. Edward Teixeira, a current executive officer of the Staff Builders, Inc. supplemental staffing operations and a former executive officer of Staff Builders, Inc. prior to the Spin-off Date, and his wife each owned 25% of the outstanding capital stock of Home Care Two. During fiscal
1996, Home Care Two paid $29,500 for the purchase of this franchise. The terms and conditions of the franchise agreement between the Company and Home Care Two were substantially similar to those for other licensees of the Company, including the term of ten years with a five-year renewal option. On November 27, 1996, Home Care Two received a $50,000 advance for expenses for which a promissory note was issued to the Company (the "Home Care Two Note"). The terms of the Home Care Two Note required repayment of the $50,000 in 36 consecutive monthly payments of principal and interest, computed at 3% over prime, through December 1999. Effective
April 1, 1998, the Home Care Two Note was amended to provide for a three month payment deferral through June 1998 and monthly principal and interest payments of $1,425 from July
1998 through March 2000. Mr. Teixeira guaranteed payment of all amounts due under the Home Care Two Note.

                    Effective March 1, 1999, the Company repurchased the franchise territories from Home Care and Home Care Two and the franchise agreements were terminated in an arm's length transaction. The purchase price paid by the Company was $495,605, which included the assumption by the Company of certain liabilities totaling $25,000, the forgiveness of $160,605 in debt owed by Home Care and Home Care Two to the Company and the issuance by the Company of two $155,000 promissory notes.  Each promissory note bears interest at 8%
per annum and provides for 60 monthly payments of $3,142.84 commencing on April 1, 1999 and terminating on March 1, 2004.
The terms of the termination agreement are substantially similar to those for other recently terminated franchises.

                    Under the Company's franchise program, the Company processes and pays the payroll to the field employees who service clients and invoices the clients for such services.
Each month the Company pays the licensee 60% of the gross margin dollars (in general, the difference between the amount so invoiced and the payroll and related expenses for such field employees) from the licensee's business for the prior month's activity. Franchisees are responsible for their
                                -47-
general and administrative expenses, including office payroll.
If the licensee elects, the Company will process payment of the licensee's office payroll and some or all of the licensee's other administrative expenses, and withhold the amount so expended from the 60% gross margin otherwise due the franchisee. During the fiscal year ended February 29, 2000, the Company paid (i) BCC $287,613 under the terms of its franchise agreement, representing a 60% gross margin of $1,200,460 less $46,132 and $38,500 of interest and principal, respectively, withheld on the BCC Note and $828,215 withheld for administrative expenses.

                    In order to facilitate the acquisition of a franchise by a willing prospective franchisee, the Company will frequently accept a promissory note as consideration for the purchase from the Company of an existing branch location and will occasionally advance expenses to a franchisee. The Company's transactions with BCC, Home Care and Home Care Two described above are consistent with this business purpose and with accommodations which have been granted to other, unaffiliated franchisees.

                    Although the Company has no formal policy regarding transactions with affiliates, it does not intend to enter into a transaction with any affiliate on terms less favorable to the Company than those it would receive in an arm's length transaction with an unaffiliated party.


























                                -48-
                                   PART IV


ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K

(A)  Financial Statements and Financial Statement Schedules

The financial statements, including the supporting schedules, filed as part of the report, are listed in the Table of Contents to the Consolidated Financial Statements.

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended February 29, 2000.


(C)   EXHIBITS

Exhibit No.             Description

3.1 Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on October 14, 1999. (A)

3.2       Amended and Restated By-laws of the Company. (A)

4.1       Specimen Common Stock Certificate.  (B)

10.1      Distribution Agreement, dated as of October 20,
          1999, between the Company and Staff Builders,
          Inc., a Delaware corporation. (A)

10.2      Tax Allocation Agreement, dated as of October 20,
          1999, between the Company and Staff Builders,
          Inc., a Delaware corporation. (A)

10.3      Transitional Services Agreement, dated as of
          October 20, 1999, between the Company and Staff
          Builders, Inc., a Delaware corporation. (A)

10.4      Trademark License Agreement, dated as of October
          20, 1999, between the Company and Staff Builders,
          Inc., a Delaware corporation. (A)

10.5      Employee Benefits Agreement, dated as of October
          20, 1999 between the Company and Staff Builders,
          Inc., a Delaware corporation. (A)

10.6      Employment Agreement, dated as of October 20,
          1999, between the Company and Stephen Savitsky. (A)

--------------------
See Notes to Exhibits


10.7      Employment Agreement, dated as of October 20,
          1999, between the Company and David Savitsky. (A)

10.8      Employment Agreement, dated as of October 20,
          1999, between the Company and Dale R. Clift. (A)

10.9      Employment Agreement, dated as of October 20,
          1999, between the Company and Sandra Parshall. (A)

10.10     Employment Agreement, dated as of October 20,
          1999, between the Company and Willard T. Derr. (A)

10.11     Employment Agreement, dated as of October 20,
          1999, between the Company and Renee J. Silver. (A)

10.12     1999 Stock Option Plan. (B)

10.13     Stock Option Agreement, dated as of October 20,
          1999, under the Company's 1999 Stock Option Plan, between the Company and Stephen Savitsky.

10.14     Stock Option Agreement, dated as of October 20,
          1999, under the Company's 1999 Stock Option Plan, between the Company and David Savitsky.

10.15     Stock Option Agreement, dated as of October 20,
          1999, under the Company's 1999 Stock Option Plan, between the Company and Dale R. Clift.

10.16     Stock Option Agreement, dated as of October 20,
          1999, under the Company's 1999 Stock Option Plan, between the Company and Sandra Parshall.

10.17     Stock Option Agreement, dated as of October 20,
          1999, under the Company's 1999 Stock Option Plan, between the Company and Willard T. Derr.

10.18     Stock Option Agreement, dated as of October 20,
          1999, under the Company's 1999 Stock Option Plan, between the Company and Renee J. Silver.

10.19     Indemnification Agreement, dated as of October
          20, 1999, between the Company and
          Stephen Savitsky. (A)

10.20     Indemnification Agreement, dated as of October
          20, 1999, between the Company and
          David Savitsky. (A)






___________________
See Notes To Exhibits

10.21     Indemnification Agreement, dated as of October
          20, 1999, between the Company and
          Bernard J. Firestone. (A)

10.22     Indemnification Agreement, dated as of October
          20, 1999, between the Company and
          Jonathan J. Halpert. (A)

10.23     Indemnification Agreement, dated as of October 20,
          1999, between the Company and Dale R. Clift. (A)

10.24     Indemnification Agreement, dated as of October 20,
          1999, between the Company and Willard T. Derr. (A)

10.25     Indemnification Agreement, dated as of October 20,
          1999, between the Company and Renee J. Silver. (A)

10.26 Executive Deferred Compensation Plan, effective as of March 1, 1994. (B)

10.27     Master Lease Agreement, dated as of December 4,
          1996, between the Company and Chase Equipment
          Leasing, Inc. (C)

10.28 Forbearance and Acknowledgment Agreement, dated as of February 22, 2000, between the Company's subsidiaries, Staff Builders, Inc., a Delaware corporation and Chase Equipment Leasing, Inc.

10.29     Stipulation and Settlement, dated January 14,
          2000, between certain subsidiaries of the Company, ATC Healthcare Services, Inc. and Banc One Leasing
          Corporation.

10.30 Agreement of Lease, dated as of October 1, 1993, between Staff Builders, Inc. (NY) and Triad III
          Associates.

10.31 First Lease Amendment, dated October 28, 1998, between Matterhorn USA, Inc. and Staff Builders,
          Inc. (NY). (B)

10.32 License Agreement, dated as of December 16,1998, between Matterhorn USA, Inc. and Staff Builders,
          Inc. (NY). (B)

10.33 Guaranty agreement made by and between the Company and Matterhorn USA, Inc. dated December 21,
          1999. (D)




_____________________
See Notes To Exhibits


10.34 Sale and Subservicing Agreement by and between Tender Loving Care Health Care Services, Inc. and
          NPF XII, Inc., and National Premier Financial
          Services, Inc. dated December 8, 1999. (D)

10.35     Asset Purchase Agreement, dated as of June 22,
          1993, between Albert Gallatin Home Care, Inc. and
          Albert Gallatin Visiting Nurse Association. (E)

10.36     Stock Purchase Agreement, dated as of August 30,
          1995, between Staff Builders Services, Inc.,
          Medvisit, Inc., and Roger Jack Pleasant.  (F)

10.37 Confession of Judgment, dated January 27, 2000, granted by a subsidiary of the Company and Staff
          Builders, Inc., a Delaware corporation, to Roger
          Jack Pleasant.

10.38     Asset Purchase and Sale Agreement, dated as of
          September 1, 1995, between Staff Builders
          Services, Inc. and Accredicare, Inc. (F)

10.39     Stock Redemption Agreement, dated as of March 18,
          1997, between the Company and American HomeCare
          Management Corp. (C)

10.40 Agreement and Release, dated February 28, 1997, between Larry Campbell and Staff Builders, Inc.
          (NY). (C)

10.41     Form of Home Health Care Services Franchise
          Agreement. (G)

21        Subsidiaries of the Company.

24        Power of Attorney.

27        Financial Data Schedule.
















______________________
See Notes To Exhibits


NOTES TO EXHIBITS


(A)       Incorporated by reference to the Company's Form
          10-Q for the quarterly period ended August 31, 1999 (File No. 0-25777), filed with the
          Commission on October 20, 1999.

(B)       Incorporated by reference to the Company's
          Information Statement on Form 10 (File No. 0-
          25777) filed with the Commission on October 13, 1999.

(C)       Incorporated by reference to Staff Builders,
          Inc.'s exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1997 (File No. 0-
          11380), filed with the Commission on May 27, 1997.

(D)       Incorporated by reference to the Company's Form
          10-Q for the quarterly period ended November 30, 1999 (File No. 0-25777), filed with the
          Commission on January 19, 2000.

(E)       Incorporated by reference to Staff Builders,
          Inc.'s exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1999 (File No. 0-
          11380), filed with the Commission on June 11, 1999.

(F)       Incorporated by reference to Staff Builders,
          Inc.'s exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1996 (File No. 0-
          11380), filed with the Commission on May 13, 1996.

(G)       Incorporated by reference to Staff Builders,
          Inc.'s Registration Statement on Form S-1 (File
          No. 33-43728), dated January 29, 1992.















                                   -49-
                                SIGNATURES


                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         TENDER LOVING CARE HEALTH
                                         CARE SERVICES, INC.
                                         By:  /S/ STEPHEN SAVITSKY
                                             Stephen Savitsky
                                             Chairman of the Board
                                             and Chief Executive
                                             Officer
Dated:   June 2, 2000
                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                   TITLE                    DATE


/S/ STEPHEN SAVITSKY     Chairman of the Board       June 2, 2000
Stephen Savitsky         and Chief Executive
                         Officer (Principal
                         Executive Officer) and
                         Director

/S/ DALE R. CLIFT        President and Chief         June 2, 2000
Dale R. Clift            Operating Officer


/S/ WILLARD T. DERR      Chief Financial Officer,    June 2, 2000
Willard T. Derr          Sr. Vice President,
                         Corporate Controller,
                         and Treasurer
                         (Principal Financial and
                         Accounting Officer)

         *               Director                    June 2, 2000
David Savitsky

         *               Director                    June 2, 2000
Bernard J. Firestone,
  Ph.D.

         *               Director                    June 2, 2000
Jonathan Halpert,
  Ph.D.


* By:  /S/ STEPHEN SAVITSKY
       (Stephen Savitsky,
        Attorney-in-Fact)
                                 -50-