Form 10-Q
period 2000-05-31
TENDER LOVING CARE HEALTH CARE SERVICES INC/ NY
filed 2000-07-20
CIK 1082993

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MAY 31, 2000, OR

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

The number of shares of common stock outstanding on July 14, 2000 was 11,809,653.


TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES

                                 INDEX





                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          May 31, 2000 and February 29, 2000                 2

          Condensed Statements of Consolidated
          Operations - Three months ended
          May 31, 2000 and 1999                              3

          Condensed Statements of Consolidated Cash
          Flows - Three months ended May 31, 2000
          and 1999                                           4

          Notes to Condensed Consolidated Financial
          Statements                                        5-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS     9-11

          Forward-Looking Statements                       11-13

PART II.  OTHER INFORMATION                                 14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  14














PART I.  FINANCIAL INFORMATION
TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)              (UNAUDITED)
                                                 MAY 31,   FEBRUARY 29,
                                                  2000         2000
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                       $  5,260     $ 9,299
 Accounts receivable, net of allowance
   for doubtful accounts of $5,370 and
   $5,900, respectively                            61,074      55,221
 Prepaid expenses and other current assets          2,713       3,056
   Total current assets                            69,047      67,576

FIXED ASSETS, net of accumulated
  depreciation of $6,951 and
  $6,054, respectively                             17,590      18,243
INTANGIBLE ASSETS, net of accumulated
  amortization of $9,139 and
  $8,984, respectively                              4,333       4,489
OTHER ASSETS                                        3,130       3,203
TOTAL                                            $ 94,100     $93,511

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
 Accounts payable and accrued expenses           $ 21,896     $23,784
 Accrued payroll and payroll related expenses      21,648      22,996
 Current portion of Medicare and
  Medicaid liabilities                             10,400      10,401
 Current portion of long-term debt                  5,847       5,872
   Total current liabilities                       59,791      63,053

LONG-TERM DEBT                                     62,197      53,351
LONG-TERM MEDICARE and MEDICAID LIABILITIES        43,748      43,936
OTHER LIABILITIES                                   3,022       3,162
TOTAL LIABILITIES                                 168,758     163,502
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock - $.01 par value;
  50,000,000 shares authorized;
  11,809,653 outstanding at May 31,
  2000 and February 29, 2000                          118         118
Additional paid-in capital                         50,921      50,921
Accumulated deficit                              (125,697)   (121,030)
   Total stockholders' equity (deficit)           (74,658)    (69,991)
TOTAL                                            $ 94,100     $93,511


        See notes to condensed consolidated financial statements.



TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)
                                                  Three Months Ended
                                                        May 31,
                                                    2000       1999
CONTINUING OPERATIONS:
REVENUES:
  Service revenues:                              $ 56,631   $69,927
  Sales of licensees and fees, net                     29       168
   Total Revenues                                  56,660    70,095

OPERATING EXPENSES:
  Service costs                                    35,138    44,485
  General and administrative costs                 22,046    27,165
   Total Operating Expenses                        57,184    71,650

  (Loss) before interest, depreciation,
  amortization and income taxes                      (524)   (1,555)

INTEREST AND OTHER EXPENSES:
  Interest expense                                  3,306       396
  Interest (income)                                  (235)      (95)
  Depreciation and amortization                     1,122     1,229
  Other (income) expense, net                         (75)     (151)
   Total interest and other expenses                4,118     1,379

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                              (4,642)   (2,934)

PROVISION FOR INCOME TAXES                             25        25

NET (LOSS) FROM CONTINUING OPERATIONS              (4,667)   (2,959)

INCOME FROM DISCONTINUED OPERATIONS
  (NET OF INCOME TAXES)                                 -       775

NET (LOSS)                                       $ (4,667)  $(2,184)

INCOME (LOSS) PER COMMON SHARE - BASIC:
  Income (loss) from continuing operations       $   (.40)  $  (.25)
  Income (loss) from discontinued operations            -       .07
  Net (loss)                                     $   (.40)  $  (.18)

INCOME (LOSS) PER COMMON SHARE - DILUTED:
  Income (loss) from continuing operations       $   (.40)  $  (.25)
  Income (loss) from discontinued operations            -       .07
  Net (loss)                                     $   (.40)  $  (.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                            11,810    11,810
  Diluted                                          11,810    11,810

         See notes to condensed consolidated financial statements.

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)                                    Three MonthsEnded
                                                         May 31,
                                                    2000        1999
Cash Flows from Operating Activities:
Net (loss)                                        $(4,667)   $(2,184)
Adjustments to reconcile net (loss)
  to net cash provided by operations:
    Depreciation and amortization of fixed assets     967      1,101
    Amortization of intangibles and goodwill          155        128
    Allowance for doubtful accounts                  (530)      (975)
    (Gain) on sale of assets                          (23)       (65)
    Increase (decrease) in other liabilities         (140)       475
Change in operating assets and liabilities:
    Accounts receivable                            (5,323)     1,887
    Accrued payroll                                   298        345
    Prepaid expenses and other current assets         343        384
    Accounts payable and accrued expenses          (3,326)     1,202
    Increase (decrease) in Medicare and
     Medicaid liabilities                            (189)    (1,084)
    Other assets                                       73          8
    Net assets of discontinued operations               -     (9,605)
Net cash used in operating activities             (12,362)    (8,383)

Cash Flows from Investing Activities:
Proceeds from sale of assets                           25         65
Purchase of fixed assets                             (316)    (2,126)
Net cash used in investing activities                (291)    (2,061)

Cash Flows from Financing Activities:
Borrowings under secured credit facilities          8,861     10,238
Proceeds from note payable                          1,000          -
Payment of notes payable and other long
 term liabilities                                  (1,247)      (315)
Net cash provided by financing activities           8,614      9,923

Net increase (decrease) in Cash and
 Cash Equivalents                                  (4,039)      (521)
Cash and Cash Equivalents, Beginning
  of Period                                         9,299      1,323
Cash and Cash Equivalents, End of Period          $ 5,260     $  802

Supplemental Data:
Cash paid for:
  Interest                                        $ 3,473     $  317
  Income taxes, net                               $   (22)    $  168

Acquisition of business through issuance of
  notes payable                                   $     -     $  310

       See notes to condensed consolidated financial statements.

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements reflect the home health care service operations of Tender Loving Care Health Care Services, Inc. ( "TLCS" or the "Company") and its related financial position and cash flows. On October 20, 1999, the Company began operations as an independent, publicly traded company resulting from the spin-off of the home health care operations previously owned by Staff Builders, Inc. ("SBLI") ("the spin-off"). The spin-off was accomplished by TLCS acquiring 100% of the outstanding capital stock of the SBLI subsidiaries engaged in the home health care business with a pro rata distribution made to SBLI stockholders of all of the shares of TLCS common stock owned by SBLI ("the Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of SBLI Class A and Class B common stock which were outstanding on October 12, 1999 ("the Record Date"). Based upon the 23,619,388 shares of SBLI common stock which were outstanding on the Record Date, 11,809,694 shares of TLCS common stock were distributed to holders of SBLI Class A and Class B common stock. All references to shares outstanding prior to the spin-off date have been retroactively adjusted for the spin-off. Since the spin-off date, TLCS and SBLI have been separate, stand-alone companies, with TLCS operating the home health care business segment and SBLI operating the supplemental staffing business segment.

     The spin-off was reported as a reverse spin-off for financial statement purposes because a greater proportion of the former assets and operations of SBLI are held by TLCS after the spin-off. Therefore, the spin-off has been reflected for financial statement purposes as if TLCS was the continuing company and the stock of SBLI was distributed as a dividend to TLCS stockholders. Accordingly, the TLCS financial statements reflect the financial position and results of operations of the home health care business segment as continuing operations and the results of operations of the supplemental staffing business segment now owned by SBLI as discontinued operations.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of May 31, 2000 and February 29, 2000 and the results of operations and the cash flows for the three months ended May 31, 2000 and 1999. The results for the three months ended May 31, 2000 and 1999 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 29, 2000 and for the year then ended which are included in the Company's annual report on Form 10-K.

2. EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - The calculation of basic and diluted earnings (loss) per share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

     The shares used in computing basic and diluted earnings (loss) per share were 11,809,653 shares for the three months ended May 31, 2000 and 1999. The calculations of earnings (loss) per share reflect the weighted average number of shares outstanding as a result of the Distribution (see Note 1.) The weighted average number of shares outstanding reflect the Distribution as if it occurred as of March 1, 1999.

3. MEDICARE REPAYMENT PLAN - In December 1999, the Company reached an agreement with the Federal Health Care Financing Administration ("HCFA") for a five year plan for repayment of certain Medicare liabilities. The repayment plan will be in effect through September 2004. The total principal portion of Medicare and Medicaid liabilities was $54.1 million and $54.3 million at May 31, 2000 and February 29, 2000, respectively. Under this repayment agreement, the Company is repaying excess periodic interim payments ("PIP") received as well as certain Medicare audit liabilities.

     On July 11, 2000, the Company was notified in writing that a moratorium was granted to the Company whereby no payments will be required until November 2000, at which time the Company will be required to pay principal and interest aggregating $1.0 million per month through March 2001. All remaining liabilities as of April 2001 for periods covered by this repayment plan including accrued interest, will then be paid in equal monthly installments over the remaining 42 months of the repayment plan through September 2004.

     The Medicare repayment plan covers excess quarterly PIP amounts received through August 31, 1999, audit liabilities for which assessments have been made to date and assessments which will be made in future periods through April 2001. Any overpayments or audit liabilities that are successfully appealed by the Company will be subtracted from the total amount owed under the repayment plan. Interest is accrued from the date of each assessment at the government rate of interest, as revised from time to time (currently at 13.50% per annum) on all Medicare liabilities except for the PIP related liability for which interest accrues beginning one year after the date of the respective assessment, less any payments made.
                               -6-

4. CONTINGENCIES - In July 1999, a former licensee of the Company in Port St. Lucie, Florida pleaded guilty to several counts of Medicare fraud. The Federal government has sought to hold the Company liable for losses to the government arising from the former licensee's conduct. The Federal government and the Company have agreed in principle to settle all financial issues arising out of the former licensee's illegal conduct for approximately $1.4 million, amounts deemed inappropriately reimbursed during the period of time that the licensee operated the business. In connection with the criminal investigation of the former licensee of the Company, the United States Health Care Financing Administration has already recouped approximately $1.7 million through July 15, 2000 through Medicare hold-backs against current remittances. The Company intends to negotiate terms mutually favorable to facilitate the completion of the proposed settlement agreement.

          On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. There have been significant discussions with the office of the United States Attorney which the Company believes are likely to lead to a settlement of the outstanding claims for approximately $650 thousand, the conclusion of which is pending final government approval of the payment and other settlement items.

          On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former home care licensees (franchisees) of the Company for the territory comprising certain counties in and around Los Angeles, California and their holding company, instituted an action against the Company's subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District Court for the Central District of California on December 22, 1998. Plaintiffs filed a First Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs, seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting.

                               -7-
     Plaintiffs seek an unspecified amount of damages. Discovery is currently in process.

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

          On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health, Inc. and Jacquelyn Klooster, two former home health care (franchisees) of the Company and their principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against the Company's subsidiaries Staff Builders International, Inc., Staff Builders Services, Inc. Staff Builders, Inc., and certain executive officers of the Company. The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to defraud Staff Builders' franchisees, as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages. Pursuant to the Company motion, all of the RICO counts except for one count were dismissed by the Court.

          The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.

          Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has recorded a loss accrual at May 31, 2000 and February 29, 2000 for the aggregate, estimated amount to litigate or resolve such matters. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, unfavorable resolutions of these actions could have an adverse impact on liquidity.




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


Results of Operations

Total revenues decreased by $13.4 million, or 19.2%, to $56.7 million for the three months ended May 31, 2000 ("the 2000 period") from $70.1 million for the three months ended May 31, 1999 ("the 1999 period"). The decrease in the Company's revenues reflect a decrease in the number of locations to 93 as of May 31, 2000 as compared to 125 locations as of March 1, 1999.

The following are the Company's service revenues by payment source:

                                            Three Months Ended
                                                   May 31,
                                              2000        1999

Medicare                                      46.2%       43.0%
Medicaid and other local government
 programs                                     39.6        37.8
Insurance and individuals                     13.3        18.4
Other                                          0.9         0.8
Total                                        100.0%      100.0%


Direct service costs were 62.0% and 63.6% of service revenues for the 2000 and 1999 periods, respectively. The decrease in operating costs as a percentage of service revenues was primarily due to the reduction in service wages as a percentage of related service revenues.

General and administrative costs were $22.0 million and $27.2 million and were 38.9% and 38.8% of related service revenues in the 2000 and 1999 periods, respectively. The decrease in general and administrative costs was primarily due to the decrease in the number of operating locations.

Interest expense was approximately $3.3 million in the 2000 period as compared to $400 thousand in the 1999 period. The increase in interest expense in the 2000 period was primarily due to the increase in the level of borrowings under the Company's secured financing facility and an increase in interest expense related to the Company's Medicare liabilities which are being paid pursuant to a five-year repayment plan.




                               -9-
Health Care Reform

HCFA has issued final rules to implement the prospective payment system ("PPS") effective beginning October 1, 2000. Such rules incorporate a national 60 day episode payment to cover all the reasonable costs of services furnished to an eligible beneficiary under a Medicare home health plan of care. The Company is continuing its operational readiness program to facilitate an orderly transition from the current cost based reimbursement interim payment system to PPS. This program is designed to assist branch operating locations, together with regional management, to prepare for new procedures required by PPS.

Liquidity and Capital Resources

On December 13, 1999, the Company obtained new financing for its operations to replace its then existing line of credit facility which was due to expire on February 29, 2000. The new financing is an accounts receivable purchase program under which the Company may sell to an entity, which provides health care accounts receivable financing, up to $60 million of the Company's eligible receivables.

On July 11, 2000, the Company was notified in writing by HCFA that a moratorium was granted to the Company whereby no payments will be required under the Medicare repayment plan until November 2000, at which time the Company will be required to pay principal and interest aggregating $1.0 million per month through March 2001.
All remaining liabilities as of April 2001 for periods covered by this repayment plan including accrued interest, will then be paid in equal monthly installments over the remaining 42 months of the repayment plan through September 2004.

On May 31, 2000, the Company received $1.0 million from an outside investor. As consideration for the amount received, TLCS issued a subordinated promissory note payable in the amount of $1.0 million and warrants to purchase 333,333 shares of TLCS common stock. The note payable bears interest at 8% per annum and requires 36 monthly principal payments of approximately $12 thousand from January 2002 through December 2004 with the remaining principal balance of approximately $571 thousand payable on January 1, 2005. Interest is accrued commencing May 31, 2000 and is payable monthly from January 2001 until the outstanding principal is paid. The warrants are exercisable at $.20 per share and expire on January 1, 2005.

During the 2000 period, the Company's net trade accounts receivable increased by approximately $5.9 million to $61.1 million at May 31, 2000 from $55.2 million at February 29, 2000. This increase was primarily attributable to conversion to the Company's new billing system.

The Company's continued losses from operations, uncertainties regarding changes in third-party reimbursement and uncertainties as to the continuation of credit extensions by vendors, raise doubt about the ability of the Company to continue as a going concern. As a result, management continues to pursue various strategies, including but not limited to, obtaining additional financing, cost reductions, change in revenue mix and negotiating with new and

                              -10-
existing payor sources to render additional services at optimum reimbursement rates. Additionally, while the Company has obtained a new financing arrangement under which the Company sells its trade accounts receivable, the financing facility is not obligated to continually purchase such receivables. Further, the Company has obtained favorable extended payment terms with some of its trade creditors and is continuing to negotiate extended payment terms with other vendors. However, there can be no assurance that the Company's creditors will not demand immediate payment for amounts in arrears or that they will continue to extend additional credit to the Company. There can be no assurance that the Company's actions will be successful to provide adequate funds for its current level of operations and to pay the Company's past-due obligations.

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

THIRD-PARTY REIMBURSEMENT AND MANAGED CARE. Because the Company is reimbursed for its services primarily by the Medicare/Medicaid programs, insurance companies, managed care companies and other third-party payors, the implementation of alternative payment

                              -11-
methodologies for any of these payors could have an impact on revenues and profit margins. Generally, managed care companies have sought to contain costs by reducing payments to providers. Continued cost reduction efforts by managed care companies could adversely affect the Company's results of operations.

HEALTH CARE REFORM. The BBA resulted in significant changes to cost based reimbursement for Medicare home health care providers. The BBA retained a cost based reimbursement system but reduced the cost limits and implemented a per-beneficiary limit. The BBA provided for an interim payment system ("IPS") which became applicable for the Company on March 1, 1998 and will remain in effect until the adoption of a new prospective payment system ("PPS") which is scheduled to be effective for all home health care agencies after October 1, 2000. The effect of the changes under IPS is to reduce the limits for the amount of costs that are reimbursable to home health care providers under the Medicare program. Home health care providers have an opportunity to generate profits under PPS if costs are contained under the per-episode reimbursement amounts. However, unforeseen changes in health care reimbursement regulations could adversely affect the Company's ability to generate a profit under PPS. While on June 30, 2000 HCFA has stated that PPS will commence on October 1, 2000, there can be no assurance that it will be implemented at such time. Further, HCFA has provided notification that PIP will cease effective October 1, 2000, regardless of whether PPS is then implemented.

As Congress and state entities assess alternative health care delivery systems and payment methodologies, the Company cannot predict which additional reforms may be adopted or what impact they may have on the Company. Additionally, uncertainties relating to the nature and outcomes of health care reforms have also generated numerous realignments, combinations and consolidations in the health care industry which may also have an adverse impact on the Company's business strategy and results of operations. The Company expects that in addition to industry consolidation generally, there may be consolidations within the Company's company-owned and licensed locations, as evidenced by the reduction in the number of the Company's operating locations.

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

ATTRACTION AND RETENTION OF LICENSEES AND EMPLOYEES. Maintaining quality licensees, managers and branch administrators will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are also key to the continued provision of quality care to the Company's patients. The possible inability to attract and retain

                              -12-
qualified licensees, skilled management and sufficient numbers of credentialed health care professionals and para-professionals and information technology personnel could adversely affect the Company's operations and quality of service.

SATISFACTORY FINANCING. Proceeds from the Company's new financing program provided some working capital and the ability to pay portions of certain accumulated indebtedness. The Company has negotiated deferred payment terms for certain of its Medicare and Medicaid liabilities and has made or is in the process of making arrangements with many of its other creditors to either reduce its liability to them, defer and/or extend payment of the liability, or a combination of all. Management cannot provide assurance that any or a sufficient number of such arrangements can be attained or that the Company's vendors will continue to extend credit. In such event, or if the Company's revenues do not meet expectations or its costs escalate, the Company may be unable to pay its debts as they become due. Pursuant to the Company's agreement with HCFA to repay accumulated Medicare liabilities, the Company will be required to pay excess periodic interim payments received as well as certain Medicare liabilities through September 2004. United Government Services collects amounts due under the repayment plan by offsetting against current remittances due to the Company.
If no Medicare accounts receivable are available for offset as amounts become due under the repayment plan, then all amounts owed pursuant to this repayment plan may become immediately due and payable.

YEAR 2000. The Company has made upgrades to substantially all of its computer systems and equipment. Such upgrades served to satisfy the anticipated impacts of the so-called Year 2000 issue on our information technology systems. As of July 15, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its payor sources, suppliers or other significant third parties to an extent significant to the Company.

However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  - See Note 5 in PART I. - ITEM 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)     Exhibits

Exhibit No.                  Description

   3.1 Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on October 14, 1999. (A)

   3.2         Amended and Restated By-laws of the Company. (A)

   4.1 Common Stock Purchase Warrant between the Company and Medline Industries, Inc. dated May 25, 2000.

  10.1 First Amendment to Sale and Subservicing Agreement by and between the Company and NPF XII, Inc. and National Premier Financial Services, Inc. dated
               April 2000.

  10.2 Securities Purchase Agreement between the Company and Medline, Industries, Inc. dated May 15, 2000.


NOTES TO EXHIBITS

   (A)         Incorporated by reference to the Company's Form
               10-Q (File No. 0-25777) filed with the Commission on October 20, 1999.



(B)     Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended May 31, 2000.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Tender Loving Care Health Care,
                                  Services, Inc.




Dated:  July 20, 2000       By:   /s/ Stephen Savitsky
                               Stephen Savitsky
                               Chairman of the Board,
                               and Chief Executive Officer,
                               (Principal Executive Officer)
                               and Director




Dated:  July 20, 2000      By:   /s/ Dale R. Clift
                               Dale R. Clift
                               President and Chief Operating
                               Officer



Dated:  July 20, 2000      By:   /s/ Willard T. Derr
                               Willard T. Derr
                               Chief Financial Officer, Sr.
                               Vice President, Corporate
                               Controller, and Treasurer
                               (Principal Financial and
                               Accounting Officer)