Form 10-Q
period 2000-08-31
TENDER LOVING CARE HEALTH CARE SERVICES INC/ NY
filed 2000-10-16
CIK 1082993

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED AUGUST 31, 2000, OR

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

The number of shares of common stock outstanding on October 10, 2000 were 11,809,653 shares.

TENDER LOVING CARE HEALTH CARE SERVICES, INC.


                                 INDEX





                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          August 31, 2000 and February 29, 2000              2

          Condensed Statements of Consolidated
          Operations - Three and six months ended
          August 31, 2000 and 1999                           3

          Condensed Statements of Consolidated Cash
          Flows - Six months ended August 31, 2000
          and 1999                                           4

          Notes to Condensed Consolidated Financial
          Statements                                       5-8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    8-10

          Factors Affecting the Company's Future
          Performance                                      10-13

PART II   OTHER INFORMATION                                 14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                 14-15







                               -1-

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
                                                AUGUST 31,  FEBRUARY 29,
                                                  2000          2000
                                               (UNAUDITED)
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                       $  1,033     $  9,299
 Accounts receivable, net of allowance
   for doubtful accounts of $6,077
   and $5,900, respectively                        55,581       55,221
 Prepaid expenses and other current assets          2,418        3,056
   Total current assets                            59,032       67,576

FIXED ASSETS, net of accumulated depreciation
   of $7,914 and $6,054, respectively              16,887       18,243
INTANGIBLE ASSETS, net of accumulated
   amortization of $9,307 and $8,984,
   respectively                                     4,165        4,489
OTHER ASSETS                                        3,077        3,203
TOTAL                                            $ 83,161     $ 93,511

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
 Accounts payable and accrued expenses           $ 18,228     $ 23,784
 Accrued payroll and payroll related expenses      21,154       22,996
 Current portion of Medicare and
   Medicaid liabilities                             8,706       10,401
 Current portion of long-term debt                  6,424        5,872
   Total current liabilities                       54,512       63,053

LONG-TERM DEBT                                     62,416       53,351
LONG-TERM MEDICARE AND MEDICAID LIABILITIES        42,746       43,936
OTHER LIABILITIES                                   2,892        3,162
TOTAL LIABILITIES                                 162,566      163,502

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Common Stock - $.01 par value; 50,000,000 shares
  authorized; 11,809,653 shares outstanding at
  August 31 and February 29, 2000                     118          118
Additional paid-in capital                         50,981       50,921
Accumulated deficit                              (130,504)    (121,030)
   Total stockholders' equity (deficit)           (79,405)     (69,991)
TOTAL                                            $ 83,161     $ 93,511

        See notes to condensed consolidated financial statements.

                                   -2-

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                Three Months Ended    Six Months Ended
                                    August 31,            August 31,
                                   2000     1999       2000      1999
CONTINUING OPERATIONS:
REVENUES:
  Service revenues                     $ 56,183  $ 65,370  $112,814  $135,297
  Sale of licensees and fees, net            15       362        44       530
Total revenues                           56,198    65,732   112,858   135,827

Costs and Expenses:
  Service costs                          33,979    41,947    69,117    86,432
  General and administrative costs       22,770    25,863    44,816    53,028
Total operating expenses                 56,749    67,810   113,933   139,460

(Loss) before interest, depreciation,
 amortization and income taxes             (551)   (2,078)   (1,075)   (3,633)

INTEREST AND OTHER EXPENSES:
  Interest expense                        3,323     1,500     6,629     1,896
  Interest (income)                        (129)     (278)     (364)     (373)
  Depreciation and amortization           1,130     1,095     2,252     2,324
  Other (income) expense, net               (93)     (378)     (168)     (529)
Total interest and other expense          4,231     1,939     8,349     3,318

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                    (4,782)   (4,017)   (9,424)   (6,951)

PROVISION FOR INCOME TAXES                   25        25        50        50

NET (LOSS) FROM CONTINUING OPERATIONS    (4,807)   (4,042)   (9,474)   (7,001)

INCOME FROM DISCONTINUED OPERATIONS
  (NET OF INCOME TAXES)                      -      1,476        -      2,251

NET (LOSS)                             $ (4,807) $ (2,566) $ (9,474)  $(4,750)

INCOME (LOSS) PER COMMON SHARE-BASIC:
  Continuing operations                $   (.41)  $  (.34) $   (.80)  $  (.59)
  Discontinued operations                    -        .12        -        .19
  Net (loss)                           $   (.41)  $  (.22) $   (.80)  $  (.40)

INCOME (LOSS) PER COMMON SHARE-DILUTED:
  Continuing operations                $   (.41)  $  (.34)  $  (.80)  $  (.59)
  Discontinued operations                    -        .12        -        .19
  Net (loss)                           $   (.41)  $  (.22)  $  (.80)  $  (.40)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic                                  11,810    11,810    11,810    11,810
  Diluted                                11,810    11,810    11,810    11,810

           See notes to condensed consolidated financial statements.

                                      -3-

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)                                     Six Months Ended
                                                      August 31,
                                                    2000       1999
Cash Flows from Operating Activities:

Net (loss)                                        $(9,474)   $(4,750)
Adjustments to reconcile net (loss) to net
  cash provided by operations:
   Depreciation and amortization of fixed assets    1,928      2,085
   Amortization of intangibles and goodwill           324        239
   Allowance for doubtful accounts                    177      1,142
   Income tax refund received                          -       1,733
   Gain on sale of assets                             (23)       (65)
   Increase (decrease) in other liabilities          (270)       668
Change in operating assets and liabilities:
   Accounts receivable                               (537)       280
   Accrued payroll and payroll related expenses    (1,842)       642
   Prepaid expenses and other current assets          638       (252)
   Accounts payable and accrued expenses           (5,556)     3,242
   Decrease in Medicare and Medicaid liabilities   (2,885)    (2,657)
   Other assets                                       186        851
   Net assets of discontinued operations               -      (8,949)
Net cash used in operating activities             (17,334)    (5,791)

Cash Flows from Investing Activities:
Proceeds from sale of assets                           25         65
Additions to fixed assets, net                       (574)    (2,726)
Net cash used in investing activities                (549)    (2,661)

Cash Flows from Financing Activities:
Borrowings under secured credit facilities         10,570      8,645
Proceeds from note payable                          1,000         -
Payments of notes payable and other
  long-term liabilities                            (1,953)      (315)
Net cash provided by financing activities           9,617      8,330

Net (decrease) in Cash
  and Cash Equivalents                             (8,266)      (122)
Cash and Cash Equivalents, Beginning
  of Period                                         9,299      1,323
Cash and Cash Equivalents, End of Period          $ 1,033    $ 1,201

Supplemental Data:
Cash paid (received) for:
  Interest                                        $ 7,005    $   897
  Income taxes, net                               $   (36)   $   118

Acquisition of business through
  issuance of notes payable                       $    -     $   310


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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of August 31, 2000 and February 29, 2000 and the results of operations and the cash flows for the six months ended August 31, 2000 and 1999. The results for the three and six months ended August 31, 2000 and 1999 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 29,

                               -5-
     2000 and for the year then ended which are included in the Company's annual report on Form 10-K.

2. EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - The calculation of basic and diluted earnings (loss) per share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128,
     "Earnings per Share."

     The shares used in computing basic and diluted earnings (loss) per share were 11,809,653 shares for the three and six months ended August 31, 2000 and 1999. The calculations of earnings
     (loss) per share reflect the weighted average number of shares outstanding as a result of the Distribution (see Note 1.) The weighted average number of shares outstanding reflect the Distribution as if it occurred as of March 1, 1999.

3. MEDICARE REPAYMENT PLAN - In December 1999, the Company reached an agreement with the Federal Health Care Financing Administration ("HCFA") for a five year plan for repayment of certain Medicare liabilities. The repayment plan will be in effect through September 2004. The total principal portion of Medicare and Medicaid liabilities was $51.5 million and $54.3 million at August 31, 2000 and February 29, 2000, respectively. Under this repayment agreement, the Company is repaying excess periodic interim payments ("PIP") received as well as certain Medicare audit liabilities.

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

     The Medicare repayment plan covers excess quarterly PIP amounts received through August 31, 1999, audit liabilities for which assessments have been made to date and assessments which will be made in future periods through April 2001. Any overpayments or audit liabilities that are successfully appealed by the Company will be subtracted from the total amount owed under the repayment plan. Interest is accrued from the date of each assessment at the government rate of interest, as revised from time to time (currently at 13.875% per annum) on all Medicare liabilities except for the PIP related liability for which interest accrues beginning one year after the date of the respective assessment, less any payments made.





                               -6-
4. CONTINGENCIES - On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. The Company has negotiated a settlement of the outstanding claims for approximately $650 thousand, payable over twelve months, the conclusion of which is pending final government signatures.

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

          On July 17, 1998, the Federal government ordered that a complaint filed by Ali Waris, the former owner of a home health care agency purchased by the Company in 1993, be unsealed and served upon Staff Builders, Inc. and Targa Group, Inc., a former licensee (franchisee) of the Company. The government elected not to intervene in the action, in which Mr. Waris claimed damages for alleged violations of the False Claims Act by the Company in connection with payments claimed by the Company on its cost report for consulting services. The case was dismissed pursuant to the Company's motion and Mr. Waris appealed. The appeal has been stayed by the Court pending finalization of the settlement agreement, whereby the cost report issues will be settled directly with the United States Government for $160 thousand, payable over twelve months, in exchange for the withdrawal of Mr. Waris' lawsuit.

          On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health, Inc. and Jacquelyn Klooster, two former home health care licensees of the Company and their

                               -7-
     principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against the Company's subsidiaries, Staff Builders International, Inc., Staff Builders Services, Inc., Staff Builders, Inc., and certain executive officers of the Company. The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to defraud Staff Builders' franchisees, as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages. Pursuant to the Company motion, all of the RICO counts except for one count were dismissed by the Court. Discovery is currently in process.

          The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.

          Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has recorded a loss accrual at August 31, 2000 and February 29, 2000 for the aggregate, estimated amount to litigate or resolve such matters. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, unfavorable resolutions of these actions could have an adverse impact on liquidity.


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

Results of Operations

Total revenues decreased by $9.5 million or 14.5% for the three months ended August 31, 2000 to $56.2 million from $65.7 million for the three months ended August 31, 1999. For the six months ended August 31, 2000 ("the 2000 period"), total revenues decreased by $23.0 million or 16.9% to $112.8 million from $135.8 million for the six months ended August 31, 1999 ("the 1999 period"). The decrease in total revenues in the 2000 period was primarily due to a decrease in the number of locations to 90 as of August 31, 2000 as compared to 107 as of August 31, 1999.

The following are the Company's service revenues by payment source:

                            Three Months Ended   Six Months Ended
                                August 31,          August 31,
                             2000       1999      2000      1999

Medicare                     47.5%      41.4%     46.8%     43.4%
Medicaid                     26.6       28.7      26.6      27.2
Insurance, contracts and
 individuals                 25.7       29.3      26.0      28.7
Other                         0.2        0.6       0.6       0.7
Total                       100.0%     100.0%    100.0%    100.0%

Direct service costs were 60.5% and 64.2% of service revenues for the three months ended August 31, 2000 and 1999, and 61.3% and 63.9% for the six months ended August 31, 2000 and 1999, respectively. These decreases in operating costs as a percentage of service revenues were primarily due to the reduction in service wages as a percentage of related service revenues. The reduction in service wages reflects part of the Company's continuing improvement in service utilization and management of related caregiver costs.

General and administrative costs were $22.8 million and $25.9 million for the three months ended August 31, 2000 and 1999 and $44.8 million and $53.0 million, or 39.7% and 39.2% of related service revenues in the 2000 and 1999 periods, respectively. The decrease in general and administrative costs was primarily due to the decrease in the number of operating locations, as well as steps taken to reduce operating costs.

Interest expense was approximately $6.6 million in the 2000 period as compared to $1.9 million in the 1999 period. The increase in interest expense in the 2000 period was primarily due to the increase in the level of borrowings under the Company's secured financing facility and an increase in interest expense related to the Company's Medicare liabilities which are being paid pursuant to a five-year repayment plan.

Health Care Reform

HCFA has implemented the prospective payment system ("PPS") effective October 1, 2000. This system incorporates a 60 day episode payment for services furnished to an eligible beneficiary under a Medicare home health plan of care. The Company has completed its operational readiness program which facilitated an orderly transition from the prior cost based reimbursement interim payment system to PPS. Home health care providers have an opportunity to generate profits under PPS if costs are contained under the per-episode reimbursement amounts.

Liquidity and Capital Resources

On December 13, 1999, the Company obtained new financing for its operations to replace its then existing line of credit facility which was due to expire on February 29, 2000. The financing is an accounts receivable purchase program under which the Company may sell to an entity, which provides health care accounts receivable financing, up to $60 million of the Company's eligible receivables.

On July 11, 2000, the Company was notified in writing by HCFA that a moratorium was granted to the Company whereby no payments will be required under the Medicare repayment plan until November 2000, at which time the Company will be required to pay principal and interest aggregating $1.0 million per month through March 2001.
All remaining liabilities as of April 2001 for periods covered by this repayment plan, including accrued interest, will then be paid in equal monthly installments over the remaining 42 months of the repayment plan through September 2004.

Under PPS, the Company bills Medicare for each 60-day episode of care. The Company is permitted to render such billing after the first patient visit within the episode period has been made. The Company expects to receive 60% of such billing in approximately two weeks after Medicare's receipt of the billing. The remaining 40% shall be received after the 60-day episode has ended and final billing for the entire episode has been received by Medicare, for which receipt is expected in approximately two weeks thereafter. All final billing must be received by Medicare within 120 days after the first visit is rendered, to enable final collection of all amounts receivable and retention of amounts received to date for each episode of care. Under the prior IPS methodology, the Company was reimbursed according to the lower of its actual costs, per-visit limits or annual per-beneficiary limits.

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

A significant concern for the Company is to maintain adequate cash resources as it progresses through the beginning phase under PPS. As a result, management continues to pursue various strategies, including but not limited to, obtaining additional financing, cost reductions, change in revenue mix and negotiating with new and existing payor sources to render additional services at optimum reimbursement rates. Additionally, while the Company has obtained a new financing arrangement under which the Company sells its trade accounts receivable, the financing facility is not obligated to continually purchase such receivables. Further, the Company has obtained favorable extended payment terms from some of its trade creditors and is continuing to negotiate extended payment terms with other vendors. However, there can be no assurance that the Company's creditors will not demand immediate payment of amounts in arrears or that they will continue to extend additional credit to the Company. There can be no assurance that the Company's actions will be successful to provide adequate funds for its current level of operations and to pay the Company's past-due obligations.

FORWARD-LOOKING STATEMENTS

     Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; Year 2000 failures; changes in laws and interpretations of laws or regulations relating to the health care industry; and inability to obtain financing on satisfactory terms.

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

HEALTH CARE REFORM. A new prospective payment system ("PPS") became effective for all home health care agencies on October 1, 2000. Home health care providers have an opportunity to generate profits under PPS if costs are contained under the per-episode reimbursement amounts. However, unforeseen changes in health care reimbursement regulations could adversely affect the Company's ability to generate a profit under PPS. In addition, because PPS requires significant changes in billing methodology, the Company's systems may not be able to adapt immediately or sufficiently to all such changes.

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

SATISFACTORY FINANCING. Proceeds from the Company's financing program provided some working capital and the ability to pay portions of certain accumulated indebtedness. The Company has negotiated deferred payment terms for certain of its Medicare and Medicaid liabilities and has made or is in the process of making arrangements with many of its other creditors to either reduce its liability to them, defer and/or extend payment of the liability, or a combination of all. Management cannot provide assurance that any or a sufficient number of such arrangements can be attained or that the Company's vendors will continue to extend credit. In such event, or if the Company's revenues do not meet expectations or its costs escalate, the Company may be unable to pay its debts as they become due. Pursuant to the Company's agreement with HCFA to repay accumulated Medicare liabilities, the Company will be required to pay excess periodic interim payments received as well as certain Medicare liabilities through September 2004. United Government Services collects amounts due under the repayment plan by offsetting against current remittances due to the Company. If no Medicare accounts receivable are available for offset as amounts become due under the repayment plan, then all amounts owed pursuant to this repayment plan may become immediately due and payable.

YEAR 2000. The Company has made upgrades to substantially all of its computer systems and equipment. Such upgrades served to satisfy the anticipated impacts of the so-called Year 2000 issue on our information technology systems. As of October 16, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its payor sources, suppliers or other significant third parties to an extent significant to the Company.

However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          On August 24, 2000, the Company entered into a definitive Settlement Agreement with the United States Government in connection with home health services and related supplies submitted by the Company's former licensee in Port St. Lucie, Florida in his illegal efforts to defraud both the Company and the Federal Government. The $1.4 million that the Company has already paid back to the Government represented single damages for the Government's allegations of fraudulent billings that the licensee submitted to the Company for submission in its cost reports to Medicare. In connection with the settlement, the Company has entered into a Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services for a period of five years. Most of the compliance activities set forth in the Integrity Agreement are already a part of the Company's Compliance Program; in addition to the procedures already followed under the existing Corporate Compliance Program, the Company will hire an independent review organization to review the findings made by its Internal Audit Department in conducting random billing reviews as well as an annual billing review of the Port St. Lucie operation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits

Exhibit No.              Description

3.1 Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on October 14, 1999. (A)

3.2       Amended and Restated By-laws of the Company. (A)

10.1 Stipulation of Settlement between the Company, certain of its subsidiaries, Staff Builders, Inc., a Delaware corporation, ATC Healthcare Services, Inc., ATC
          Staffing Services, Inc. and Keycorp Leasing LTD.

10.2 Settlement Agreement dated August 30, 2000 between the Company, certain of its subsidiaries, Staff Builders, Inc., a Delaware corporation, the United States of America and Robert G. Pina, Jr. and Sheila R. Pina.

10.3 Corporate Integrity Agreement, dated August 24, 2000 between the Company and certain of its subsidiaries and the Office of the Inspector General of the United
          States Department of Health and Human Services.

NOTES TO EXHIBITS

(A)       Incorporated by reference to the Company's Form 10-Q
          (File No. 0-25777) filed with the Commission on October
          20, 1999.







(B)    Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended August 31, 2000.

                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Tender Loving Care Health
                                 Care Services, Inc.



Dated:  October 16, 2000    By:/s/ Stephen Savitsky
                               Stephen Savitsky
                               Chairman of the Board
                               and Chief Executive Officer
                               (Principal Executive Officer)
                               and Director



Dated:  October 16, 2000    By:/s/ Dale R. Clift
                               Dale R. Clift
                               President and
                               Chief Operating Officer




Dated:  October 16, 2000    By:/s/ Willard T. Derr
                               Willard T. Derr
                               Chief Financial Officer,
                               Sr. Vice President, Corporate
                               Controller and Treasurer
                               (Principal Financial and
                               Accounting Officer)