Form 10-Q
period 2000-11-30
TENDER LOVING CARE HEALTH CARE SERVICES INC/ NY
filed 2001-01-16
CIK 1082993

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED NOVEMBER 30, 2000, OR

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

The number of shares of common stock outstanding on January 11, 2001 was 11,809,653 shares.

TENDER LOVING CARE HEALTH CARE SERVICES, INC.


                                 INDEX

                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets -
          November 30, 2000 and February 29, 2000           2

          Condensed Statements of Consolidated
          Operations - Three and nine months ended
          November 30, 2000 and 1999                        3

          Condensed Statements of Consolidated Cash
          Flows - Nine months ended November 30, 2000
          and 1999                                          4

          Notes to Condensed Consolidated Financial
          Statements                                       5-8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS    9-12

          Factors Affecting the Company's Future
          Performance                                     12-14

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                 15

ITEM 5.   OTHER INFORMATION                                 15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  16















                               -1-

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                               NOVEMBER 30, FEBRUARY 29,
                                                  2000         2000
                                               (UNAUDITED)
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                       $  3,623      $  9,299
 Accounts receivable, net of allowance
   for doubtful accounts of $7,274 and
   $5,900, respectively                            62,824        55,221
 Prepaid expenses and other current assets          2,554         3,056
   Total current assets                            69,001        67,576

FIXED ASSETS, net of accumulated depreciation
  of $8,893 and $6,054, respectively               16,481        18,243
INTANGIBLE ASSETS, net of accumulated
  amortization of $9,454 and $8,984,
  respectively                                      5,115         4,489
OTHER ASSETS                                        2,750         3,203
TOTAL                                            $ 93,347      $ 93,511

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
 Accounts payable and accrued expenses           $ 21,707      $ 23,784
 Accrued payroll and related expenses              21,246        22,996
 Current portion of Medicare and
  Medicaid liabilities                             12,298        10,401
 Current portion of long-term debt                  7,667         5,872
  Total current liabilities                        62,918        63,053

LONG-TERM DEBT                                     70,452        53,351
LONG-TERM MEDICARE AND MEDICAID LIABILITIES        40,569        43,936
OTHER LIABILITIES                                   2,396         3,162
TOTAL LIABILITIES                                 176,335       163,502

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock - $.01 par value; 50,000,000
  shares authorized; 11,809,653
  outstanding at November 30, 2000 and
  February 29, 2000                                   118           118
Additional paid-in capital                         50,981        50,921
Accumulated deficit                              (134,087)     (121,030)
   Total stockholders' equity (deficit)           (82,988)      (69,991)
TOTAL                                            $ 93,347      $ 93,511

        See notes to condensed consolidated financial statements.

                                   -2-

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                Three Months Ended   Nine Months Ended
                                   November 30,         November 30,
                                   2000     1999        2000     1999
CONTINUING OPERATIONS:
TOTAL REVENUES                         $ 59,694  $ 61,623   $172,552  $197,450

OPERATING EXPENSES:
  Service costs                          32,907    36,764    102,024   123,196
  General and administrative costs       25,522    25,617     70,338    78,645
Total operating expenses                 58,429    62,381    172,362   201,841

Income (loss) before interest,
 depreciation, amortization and
 income taxes                             1,265      (758)       190    (4,391)

INTEREST AND OTHER EXPENSES:
  Interest expense                        3,876     1,413     10,505     3,282
  Interest (income)                        (135)     (195)      (499)     (567)
  Depreciation and amortization           1,128     1,435      3,380     3,784
  Other (income) expense, net               (46)    1,860       (214)    1,332
Total interest and other expenses         4,823     4,513     13,172     7,831

(LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                    (3,558)   (5,271)   (12,982)  (12,222)

PROVISION FOR INCOME TAXES                   25        25         75        75

NET (LOSS) FROM CONTINUING OPERATIONS    (3,583)   (5,296)   (13,057)  (12,297)

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS (NET OF INCOME TAXES)           -       (821)        -      1,430

NET (LOSS)                             $ (3,583) $ (6,117)  $(13,057) $(10,867)

INCOME (LOSS) PER COMMON SHARE-BASIC:
  Continuing operations                $   (.30) $   (.45)  $  (1.11) $  (1.04)
  Discontinued operations                    -       (.07)        -        .12
  Net (loss)                           $   (.30) $   (.52)  $  (1.11) $   (.92)

INCOME (LOSS) PER COMMON SHARE-DILUTED:
  Continuing operations                $   (.30) $   (.45)  $  (1.11) $  (1.04)
  Discontinued operations                    -       (.07)        -        .12
  Net (loss)                           $   (.30) $   (.52)  $  (1.11) $   (.92)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
    Basic                                11,810    11,810     11,810    11,810
    Diluted                              11,810    11,810     11,810    11,810

           See notes to condensed consolidated financial statements.

                                      -3-

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In thousands)
                                                   Nine Months Ended
                                                      November 30,
                                                    2000       1999
Cash Flows from Operating Activities:
Net (loss)                                       $(13,057)   $(10,867)
Adjustments to reconcile net (loss) to net
  cash provided by (used in) operations:
    Depreciation and amortization of fixed assets   2,910       3,374
    Amortization of intangibles and goodwill          470         410
    Allowance for doubtful accounts                 1,374      (2,995)
    Income tax refund received                         -        1,733
    Write-off of goodwill and other assets             -          358
    Write-off of fixed assets                          -        1,609
    Gain on sale of assets                            (27)       (779)
    Increase (decrease) in other liabilities         (766)     10,247
 Change in operating assets and liabilities:
    Accounts receivable                            (8,977)        159
    Prepaid expenses and other current assets         502        (642)
    Accounts payable and accrued expenses          (2,077)      4,638
    Accrued payroll and payroll related expenses   (1,750)      1,003
    Decrease in Medicare and Medicaid liabilities  (1,470)     (3,827)
    Other assets                                     (583)        133
    Net assets of discontinued operations              -       (1,430)
Net cash provided by (used in) operating
  activities                                      (23,451)      3,124

Cash Flows from Investing Activities:
Proceeds from sale of assets                           29         917
Additions to fixed assets, net                     (1,150)     (1,780)
Net cash used in investing activities              (1,121)       (863)

Cash Flows from Financing Activities:
Borrowings under secured credit facility           21,246          -
Proceeds from note payable                          1,000          -
Payments of notes payable and other
  long-term liabilities                            (3,350)       (887)
Net cash provided by (used in) financing
  activities                                       18,896        (887)

Net Increase (decrease) in Cash and Cash
  Equivalents                                      (5,676)      1,374
Cash and Cash Equivalents, Beginning of Period      9,299       1,323
Cash and Cash Equivalents, End of Period          $ 3,623    $  2,697

Supplemental Data:
Cash paid (received) for:
  Interest                                        $ 9,950    $  2,258
  Income taxes, net                               $   (45)   $ (1,318)

Acquisition of businesses through
  issuance of notes payable                       $    -     $    310

       See notes to condensed consolidated financial statements.

                                  -4-
TENDER LOVING CARE HEALTH CARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. HEALTH CARE REFORM - Effective October 1, 2000, the Federal Health Care Financing Administration ("HCFA") enacted a new payment methodology for providers of Medicare home health services. This new methodology, the prospective payment system ("PPS"), incorporated a 60-day episode of care for services provided to each eligible beneficiary under a Medicare home health plan of care. The payment for each beneficiary is based upon an amount determined at the beginning of each episode. Such amount is calculated according to a HCFA standard formula, the home health resource group ("HHRG"), which measures three dimensions of care: clinical, functional status and service utilization. Home health care providers have an opportunity to generate profits under PPS if costs are contained under the per-episode payment amounts.

     For the quarter ended November 30, 2000, the Company has recorded revenues of $23.0 million since enactment of PPS on October 1, 2000. Approximately $32.8 million and $87.7 million of the Company's revenues were generated under the Medicare program for the three and nine months ended November 30, 2000 as compared to $28.3 million and $89.8 million for the three and nine months ended November 30, 1999, respectively.

2. FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements reflect the home health care service operations of Tender Loving Care Health Care Services, Inc. ( "TLCS" or the "Company") and its related financial position and cash flows. On October 20, 1999, the Company began operations as an independent, publicly traded company resulting from the spin-off of the home health care operations previously owned by Staff Builders, Inc. ("SBLI") ("the spin-off"). The spin-off was accomplished by TLCS acquiring 100% of the outstanding capital stock of the SBLI subsidiaries engaged in the home health care business with a pro rata distribution made to SBLI stockholders of all of the shares of TLCS common stock owned by SBLI ("the Distribution"). The Distribution was made by issuing one share of TLCS common stock for every two shares of SBLI Class A and Class B common stock which were outstanding on October 12, 1999 ("the Record Date"). Based upon the 23,619,388 shares of SBLI common stock which were outstanding on the Record Date, 11,809,694 shares of TLCS common stock were distributed to holders of SBLI Class A and Class B common stock. All references to shares outstanding prior to the spin-off date have been retroactively adjusted for the spin-off. Since the spin-off date, TLCS and SBLI have been separate, stand-alone companies, with TLCS operating the home health care business segment and SBLI operating the supplemental staffing business segment.

                               -5-

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of November 30, 2000 and February 29, 2000 and the results of operations and the cash flows for the nine months ended November 30, 2000 and 1999. The results for the three and nine months ended November 30, 2000 and 1999 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 29, 2000 and for the year then ended which are included in the Company's annual report on Form 10-K.

3. EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - The calculation of basic and diluted earnings (loss) per share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128,
     "Earnings per Share."

     The shares used in computing basic and diluted earnings (loss) per share were 11,809,694 shares for the three and nine months ended November 30, 2000 and 1999. The calculations of earnings
     (loss) per share reflect the weighted average number of shares outstanding as a result of the Distribution (see Note 2). The weighted average number of shares outstanding reflect the Distribution as if it occurred as of March 1, 1999.

4. MEDICARE REPAYMENTS - In December 1999, the Company reached an agreement with the Federal Health Care Financing Administration ("HCFA") for a five year plan for repayment of certain Medicare liabilities. The repayment plan will be in effect through September 2004. The total principal portion of Medicare and Medicaid liabilities was $52.9 million and $54.3 million at November 30, 2000 and February 29, 2000, respectively. Under this repayment agreement, the Company is repaying excess periodic interim payments ("PIP") received as well as certain Medicare audit liabilities.

     In July 2000, HCFA granted a moratorium to the Company whereby no payments were required for the May through October 2000

                               -6-
     period. In November 2000, the Company resumed monthly payments of principal and interest aggregating $1.0 million which are scheduled to continue through March 2001. United Government Services ("UGS") collects amounts due under the repayment plan by offsetting against current remittances due to the Company. All remaining liabilities as of April 2001, for periods covered by this repayment plan including accrued interest, will then be paid in equal monthly installments over the remaining 42 months of the repayment plan through September 2004.

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

5. CONTINGENCIES - On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former home care licensees (franchisees) of the Company for the territory comprising certain counties in and around Los Angeles, California and their holding company, instituted an action against the Company's subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District Court for the Central District of California on December 22, 1998. Plaintiffs filed a First Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs, seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. Plaintiffs seek an unspecified amount of damages. Discovery is currently in process.

          On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health, Inc. and Jacquelyn Klooster, two former home health care licensees of the Company and their principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against the

                               -7-
     Company's subsidiaries, Staff Builders International, Inc., Staff Builders Services, Inc., Staff Builders, Inc., and certain executive officers of the Company. The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to defraud Staff Builders' franchisees, as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages. Pursuant to the Company motion, all of the RICO counts except for one count were dismissed by the Court. Discovery is currently in process.

          The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.

          Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has recorded a loss accrual at November 30, 2000 and February 29, 2000 for the aggregate, estimated amount to litigate or resolve such matters. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, unfavorable resolutions of these actions could have an adverse impact on liquidity.



























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

Results of Operations

Total revenues decreased by $1.9 million or 3.1% for the three months ended November 30, 2000 to $59.7 million from $61.6 million for the three months ended November 30, 1999. For the nine months ended November 30, 2000 ("the 2000 period"), total revenues decreased by $24.9 million or 12.6% to $172.6 million from $197.5 million for the nine months ended November 30, 1999 ("the 1999 period"). The decrease in total revenues in the 2000 period was primarily due to a decrease in the number of locations to 90 as of November 30, 2000 as compared to 105 as of November 30, 1999, partially offset by an increase in Medicare revenues resulting from increased rates under the prospective payment system ("PPS"), which is a new payment methodology enacted as of October 1, 2000 by the Federal Health Care Financing Administration ("HCFA").

The following are the Company's service revenues by payment source:

                            Three Months Ended   Nine Months Ended
                               November 30,         November 30,
                             2000       1999      2000      1999
Medicare                     55.0%      45.9%     50.8%     45.6%
Medicaid and other local
 government programs         24.9       25.4      26.1      26.6
Insurance and individuals    19.7       27.5      22.6      26.9
Other                         0.4        1.2       0.5       0.9
Total                       100.0%     100.0%    100.0%    100.0%

Direct service costs were 55.1% and 59.7% of service revenues for the three months ended November 30, 2000 and 1999, and 59.1% and 62.6% for the nine months ended November 30, 2000 and 1999, respectively. These decreases in operating costs as a percentage of service revenues were primarily due to the reduction in service wages as a percentage of related service revenues. The reduction in service wages reflects a change in revenue mix, continuing improvement in service utilization and management of related caregiver costs.

General and administrative costs were $25.5 million and $25.6 million for the three months ended November 30, 2000 and 1999 and $70.3 million and $78.6 million, or 40.8% and 40.0% of related service revenues, in the 2000 and 1999 periods, respectively. The decrease in general and administrative costs was primarily due to the decrease in the number of operating locations, as well as steps taken to reduce operating costs.
                               -9-
Interest expense was approximately $3.9 million and $10.5 million in the three and nine months ended November 30, 2000 as compared to $1.4 million and $3.3 million in the comparable prior year periods, respectively. These increases were primarily due to the increase in the level of borrowings under the Company's secured financing facility and an increase in interest expense related to the Company's Medicare liabilities which are being paid pursuant to a five-year repayment plan.

Health Care Reform and Medicare/Medicaid Repayments

Effective October 1, 2000, HCFA enacted a new payment methodology for providers of Medicare home health services. This new methodology, "PPS", incorporated a 60-day episode of care for services provided to each eligible beneficiary under a Medicare home health plan of care. The payment for each beneficiary is based upon an amount determined at the beginning of each episode. Such amount is calculated according to a HCFA standard formula, the home health resource group ("HHRG"), which measures three dimensions of care: clinical, functional status and service utilization. Home health care providers have an opportunity to generate profits under PPS if costs are contained under the per-episode payment amounts.

The Company's Medicare PIP liability increased to $19.0 million at November 30, 2000 as compared to $18.6 million at February 29, 2000 resulting from additional excess amounts received of $2.1 million offset by repayments and favorable adjustments aggregating $1.7 million.

During the nine months ended November 30, 2000, the Company paid an aggregate amount of approximately $4.6 million for Medicare audit liabilities and PIP repayments including $2.8 million and $1.8 million in principal and interest, respectively. The total principal portion of Medicare and Medicaid liabilities was $52.9 million and $54.3 million at November 30, 2000 and February 29, 2000, respectively.

Liquidity and Capital Resources

The Company finances its operations through an accounts receivable purchase program with an entity which provides health care accounts receivable financing. During the quarter ended November 30, 2000, the financing entity increased the maximum permitted amount of accounts receivable which can be purchased to $85 million from $60 million.

In July 2000, HCFA granted a moratorium to the Company for the repayment of certain of the Company's Medicare liabilities whereby no payments were required for the May through October 2000 period. In November 2000, the Company resumed monthly payments of principal and interest aggregating $1.0 million which are scheduled to continue through March 2001. United Government Services ("UGS") collects amounts due under the repayment plan by offsetting against

                              -10-

current remittances due to the Company. All remaining liabilities as of April 2001 for periods covered by this repayment plan, including accrued interest, will then be paid in equal monthly installments over the remaining 42 months of the repayment plan through September 2004.

Under PPS, the Company bills Medicare for each 60-day episode of care. The Company is permitted to render such billing after the first patient visit within the episode period has been made. The Company receives 60% of such billing within approximately two weeks after Medicare's receipt of the billing. After the 60-day episode has ended, the Company renders a final bill for the entire episode. Generally, the Company expects to receive payment of the remaining 40% of its bill from Medicare approximately two weeks after the final bill is rendered. Medicare fiscal intermediaries are implementing new systems which may result in slower payments than otherwise anticipated. The Company began billing for the remaining 40% end-of patient episode amounts in December 2000. All final billing must be received by Medicare within 120 days after the first visit is rendered, to enable final collection of all amounts receivable and retention of amounts received to date for each episode of care. Under the prior IPS methodology which ended on September 30, 2000, the Company was reimbursed according to the lower of its actual costs, per-visit limits or annual per-beneficiary limits.

On December 22, 2000, President Clinton signed into law a bill entitled the Medicare, Medicaid and State Children's Health Insurance Program Benefits Improvement Protection Act. The home health care provisions of the bill include an additional 10% increase to the PPS payments for services to home health patients in rural areas between April 1, 2001 and April 1, 2003 and a one-time PIP payment to home health agencies that were on PIP as of September 30, 2000. Such payment is equal to the aggregate amount of the most recent four bi-weekly PIP payments, which for the Company approximates $12.0 million. Such payment is scheduled to be made as soon as practicable, which the Company expects to be on or before January 31, 2001.

On May 31, 2000, the Company received $1.0 million from an outside investor. As consideration for the amount received, TLCS issued a subordinated promissory note payable in the amount of $1.0 million and warrants to purchase 333,333 shares of TLCS common stock. The note payable bears interest at 8% per annum and requires 36 monthly principal payments of approximately $12 thousand each from January 2002 through December 2004 with the remaining principal balance of approximately $571 thousand payable on January 1, 2005. Interest is accrued commencing May 31, 2000 and is payable monthly from January 2001 until the outstanding principal is paid. The warrants are exercisable at $.20 per share and expire on January 1, 2005.

A significant concern for the Company is to maintain adequate cash resources as it is progressing through the beginning phase under PPS. As a result, management continues to pursue various

                              -11-

strategies, including but not limited to, obtaining additional financing, cost reductions, increase in patient census and negotiating with new and existing payor sources to render additional services at optimum reimbursement rates. Further, the Company continually reviews the collectibility of all receivables and adjusts its business mix by payor source to maximize cash flow. Additionally, while the Company has a financing arrangement pursuant to which the Company sells its trade accounts receivable, the financing facility is not obligated to continually purchase such receivables. Further, the Company has obtained favorable extended payment terms from some of its trade creditors and is continuing to negotiate extended payment terms with other vendors. However, there can be no assurance that the Company's creditors will not demand immediate payment of amounts in arrears or that they will continue to extend additional credit to the Company. There can be no assurance that the Company's actions will be successful to provide adequate funds for its current level of operations and to pay the Company's past-due obligations.

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

                              -12-
THIRD-PARTY REIMBURSEMENT AND MANAGED CARE. Because the Company is reimbursed for its services primarily by the Medicare/Medicaid programs, insurance companies, managed care companies and other third-party payors, the implementation of alternative payment methodologies for any of these payors could have an impact on revenues and profit margins. Generally, managed care companies have sought to contain costs by reducing payments to providers. Continued cost reduction efforts by managed care companies could adversely affect the Company's results of operations.

HEALTH CARE REFORM. A new prospective payment system ("PPS") became effective for all home health care agencies on October 1, 2000. Home health care providers have an opportunity to generate profits under PPS if costs are contained under the per-episode reimbursement amounts. However, unforeseen changes in health care reimbursement regulations could adversely affect the Company's ability to generate a profit under PPS. In addition, because PPS requires significant changes in billing methodology, the Company's systems may not be able to adapt immediately or sufficiently to all such changes. Further, Medicare fiscal intermediaries are implementing new systems which may result in slower payments than otherwise anticipated.

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

PART II - OTHER INFORMATION

ITEM I.   LEGAL PROCEEDINGS

          On September 20, 1995, the United States Attorney for the Eastern District of Pennsylvania alleged that between 1987 and 1989, a corporation, substantially all assets and liabilities of which were acquired by a subsidiary of the Company in 1993, submitted false claims to Medicare. The alleged false claims and false statements were made before the Company acquired that corporation in 1993. The Company has obtained a settlement of the outstanding claims for approximately $609 thousand, which is being paid in equal monthly installments of approximately $51 thousand over the twelve months ending October 2001.

          On July 17, 1998, the Federal government ordered that a complaint filed by Ali Waris, the former owner of a home health care agency purchased by the Company in 1993, be unsealed and served upon Staff Builders, Inc. and Targa
     Group, Inc., a former licensee of the Company. The government elected not to intervene in the action, in which Mr. Waris claimed damages for alleged violations of the False Claims Act by the Company in connection with payments claimed by the Company on its cost report for consulting services.
     The Company has completed a settlement of the cost report issues directly with the United States Government pursuant to which the Company is paying an aggregate amount of $160 thousand, in monthly installments, over the twelve months ending October 2001. As part of the settlement, Mr. Waris has withdrawn his lawsuit.


ITEM 5.   OTHER INFORMATION

          On August 24, 2000, the Company entered into a definitive Settlement Agreement with the United States Government in connection with home health services and related supplies submitted by the Company's former licensee in Port St. Lucie, Florida in his illegal efforts to defraud both the Company and the Federal Government. The $1.4 million that the Company has already paid back to the Government represented single damages for the Government's allegations of fraudulent billings that the licensee submitted to the Company for submission in its cost reports to Medicare. In connection with the settlement, the Company has entered into a Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services for a period of five years. Most of the compliance activities set forth in the Integrity Agreement are already a part of the Company's Compliance Program; in addition to the procedures already followed under the existing Corporate Compliance Program, the Company has hired an independent review organization to review the findings made by its Internal Audit Department in conducting random billing reviews as well as an annual billing review of the Port St. Lucie operation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits

Exhibit No.              Description

3.1 Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on October 14, 1999. (A)

3.2            Amended and Restated By-laws of the Company. (A)

10.1 Settlement Agreement, dated September 22, 2000 between the Company, one of its subsidiaries, Albert Gallatin Visiting Nurse Association and the United States of America.

10.2 Settlement Agreement and Release, dated October 18, 2000 between the Company, Staff Builders, Inc., a Delaware corporation, Targa Group, Inc. (a former licensee), the United States of America and Ali Waris.

NOTES TO EXHIBITS

(A)       Incorporated by reference to the Company's Form 10-Q
          (File No. 0-25777) filed with the Commission on October
          20, 1999.



(B)       Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended November 30, 2000.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Tender Loving Care Health
                                Care Services, Inc.




Dated:  January 15, 2001    By: /s/ Stephen Savitsky
                                Stephen Savitsky
                                Chairman of the Board and
                                Chief Executive Officer




Dated:  January 15, 2001    By: /s/ Dale R. Clift
                                Dale R. Clift
                                President and
                                Chief Operating Officer


Dated:  January 15, 2001    By: /s/ Willard T. Derr
                                Willard T. Derr
                                Chief Financial Officer and
                                Senior Vice President,
                                Corporate Controller
                                (Principal Financial and
                                 Accounting Officer)