Form 10-K405
period 2001-02-28
TENDER LOVING CARE HEALTH CARE SERVICES INC/ NY
filed 2001-06-12
CIK 1082993

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K



[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001
                                             -----------------
                                       OR


[ ]  TRANSITION REPORT SUBJECT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM           TO
                                           ---------    ------------

                         Commission File Number: 0-25777


                  TENDER LOVING CARE HEALTH CARE SERVICES, INC.
                  ---------------------------------------------
             (Exact name of Registrant as specified in its charter)



DELAWARE                                                        11- 3476656
--------                                                        -----------
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification No.)
or organization)


1983 MARCUS AVENUE, LAKE SUCCESS, NY                               11042
-------------------------------------                              -----
(Address of principal executive offices)                        (Zip  Code)

Registrant's telephone number, including area code:            (516) 358-1000
                                                               --------------


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
     Yes   X        No
          ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on May 23, 2001, was $1,571,925.

The number of shares of common stock outstanding on May 23, 2001 was 11,809,653.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

PART I
ITEM 1.  BUSINESS

GENERAL

Tender Loving Care Health Care Services, Inc. ("TLCS" or the "Company") is a leading provider of home health care services with 87 locations in 22 states and the District of Columbia. TLCS is a Delaware corporation which was formed in February 1999 as a wholly-owned subsidiary of Staff Builders, Inc. ("SBLI"). TLCS subsequently became an independent publicly traded company in connection with the spin-off transaction described herein. The Company owns and directly operates 64 of its offices and 23 of its offices are operated by 14 different licensees. The Company provides a full range of licensed professional and paraprofessional health care personnel services, which include services rendered by registered nurses, licensed practical nurses, home health aides, nurses aides and personal care aides. Its licensed personnel provide skilled nursing services, including cardiac care, pulmonary management, wound care, maternal care, behavioral health care, infusion therapy, hospice support and extensive patient and family health care counseling. The Company's paraprofessional services include home health aide services and other unlicensed personnel services to assist with activities of daily living, such as bathing, dressing and grooming.

As one of the largest home health care providers in the United States, TLCS has developed comprehensive home health care programs which are adaptable to the specific care needs of each patient served. TLCS management believes that there will be a definite, continuing increase in the overall demand for home health care services because of its significant benefits to patients. The demand for home health care increases directly with the average age of our population and with expanding technological advances which enable a wider range of services which can be performed in the home. Further, the delivery of health care services in the home setting is generally more cost effective than the delivery of similar services within hospitals, nursing homes and other health care facilities. Additionally, patients generally prefer to receive health care services in their own homes.

REGULATORY DEVELOPMENTS IN THE HOME HEALTH CARE INDUSTRY

Effective October 1, 2000, the Federal Health Care Financing Administration ("HCFA") enacted a new payment methodology, a Prospective Payment System ("PPS"), for providers of Medicare home health services. PPS represents the single, most wide-sweeping change in home health care since the enactment of the Federal Medicare program in 1966. Management began preparing for PPS in early 1998 by building new systems and setting forth operational business processes to conform to PPS requirements. Enacted under the Balanced Budget Act of 1997 ("BBA"), PPS replaced the traditional cost-based reimbursement system. Under PPS, a base amount is paid for each 60-day episode of care for services provided to each eligible Medicare beneficiary. The amount is calculated according to a HCFA standard formula, the home health resource group ("HHRG"), which measures three dimensions of care: clinical, functional status and service utilization. Because providers are now paid a pre-determined amount under PPS, they must carefully control their costs, risks and resources. Home health care providers now have an opportunity to generate profits under Medicare PPS if costs are contained under the per-episode payment amounts.

Under PPS, the Company bills Medicare for each 60-day episode of care. The Company is permitted to submit the bill after the first patient visit within the episode period has been made. The Company should receive 60% of such billing (50% for subsequent episodes of care) within approximately two weeks after Medicare has received the bill. After the 60-day episode has ended, the Company renders a final bill for the entire episode. Generally, the Company expects to receive payment of the remaining 40% or 50% of its bill from Medicare approximately two weeks after the final bill is rendered. All final billing must be received by Medicare within the later of 60 days after the end of the episode or 60 days after the initial 60%/50% payment date, to enable timely collection of all amounts receivable and retention of amounts received to date for each episode of care. Otherwise, the Company must resubmit billing for the completed episode to collect the respective entire amount receivable. Approximately 55% of the Company's revenues reflect services provided to Medicare patients. The Company has approximately 80 locations in 22 states and the District of Columbia which are certified to provide home health care services to Medicare patients.

The BBA proposed a 15% reduction in Medicare reimbursement for home health services. This 15% reduction has been successfully delayed until October 1, 2002, and both the Democrats and Republicans currently have bills in Congress that would further extend the delay or eliminate the reduction.

On December 22, 2000, President Clinton signed into law a bill entitled the Medicare, Medicaid and State Children's Health Insurance Program Benefits Improvement Protection Act. The home health care provisions of the bill include an additional 10% increase to the PPS payments for services to home health patients in rural areas between April 1, 2001 and April 1, 2003 and a one-time advance payment to home health agencies that were receiving periodic interim payments ("PIP") as of September 30, 2000. Such payment was equal to the aggregate amount of the most recent four bi-weekly PIP payments, which for the Company approximated $12.0 million. Such payment was received in February 2001 and will be repaid in connection with the settlement of the Company's Medicare liabilities arising from pre-October 1, 2000 periods.

Congress passed the Health Insurance Portability and Accountability Act, known as HIPAA, in 1996. Among other things, HIPAA calls for the establishment of national standards to facilitate the electronic exchange of health information and to maintain the security of both the health information and the system that enables the exchange of this information.

OPERATIONS

Home health care service revenues were $240.0 million, $254.9 million and $310.3 million in the fiscal year ended February 28, 2001 ("fiscal 2001"), the fiscal year ended February 29, 2000 ("fiscal 2000") and the fiscal year ended February 28, 1999 ("fiscal 1999"), respectively. The Company has reduced its number of operating locations to 87 locations as of February 28, 2001 as compared to 94 locations as of February 29, 2000 and 125 locations as of February 28, 1999 by focusing its attention on key geographic areas. Approximately 49% of the Company's service revenues in fiscal 2001 were generated by licensees as compared to 51% in fiscal 2000 and 69% in fiscal 1999. The Company has reduced the number of its licensee operations to 14 licensees operating 23 locations as of February 28, 2001 as compared to 64 licensees operating 163 locations as of March 1, 1998.

Management has been proactive in preparing for the new health care environment created under PPS by ensuring that multi-level system changes were in place by October 2000, when PPS became effective. The Company implemented an entirely new care delivery process that closely integrates clinical and financial components to maximize efficiency and profitability. The clinical components include a comprehensive care management and outcomes measurement system. A new computer system, integrating vital financial and clinical management data, enhances day-to-day operational management decisions at both the corporate and field level. Further, a national, standardized training program was developed to support the understanding of these new systems, processes and management tools. Management is a leading participant in local and national industry groups which helps the Company to be proactive in monitoring legislative trends and proposals that may impact the home health care industry.

Requests for home health care services are typically received at a local office and skilled home health care services are provided pursuant to the orders of the patient's physician. Generally, after a referral is received, local office intake personnel will schedule an assessment visit in order to identify the patient's care needs.

During the intake process, the Company contacts third-party payors to confirm the extent of Medicare or Medicaid eligibility or insurance coverage. The primary payment sources for home health care are Medicare, Medicaid, insurance, individuals, and other state and local government health programs.

In three locations, the Company operates hospices in accordance with the Federal Medicare program. Hospice services include a full range of medical and nursing services as well as spiritual and emotional support, specialized pain management and bereavement counseling with interdisciplinary support for patients and their families. Hospice care is appropriate for patients who are expected to live less than six months.

The quality and reputation of the Company's health care personnel and operations are critical to the Company's success. The Company maintains quality assurance programs which are administered at the national, divisional and local levels.

In addition to the on-site reviews conducted by Company personnel, the Company seeks to maintain and improve the quality of its home health care operations by seeking accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). Achieving JCAHO accreditation demonstrates a commitment to high levels of quality care. Currently, the Company has 53 offices which have been accredited by JCAHO.

The Company has developed certain proprietary disease-specific home health care programs designed to ensure that high-quality, efficient care is provided on a consistent basis, company-wide. The programs address the areas of asthma, cardiac care, pulmonary care, diabetes, hospice, behavioral health, rehabilitative services, pain management and wound care.

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

Local efforts principally involve communicating with hospital discharge planners, nursing management, physicians and other key individuals at hospitals, nursing homes and other health care facilities to advise them of the range of services available from the Company. The Company has hired approximately 70 sales account executives and clinical liaisons during fiscal 2001 to increase revenue in twenty key market areas.

Due to changes in health care reimbursement, insurance companies and health maintenance organizations have become more involved in directing services for those to whom they provide coverage. The Company has been responsive to adapt to the increased role of these organizations in patient care. The Company provides services to members of health maintenance organizations and policy holders of insurance companies at negotiated rates. The Company believes that some of these organizations, as a result of their strict guidelines, centralized administration and geographic diversity, retain the Company because of its ability to consistently offer quality services on a national basis. Moreover, the Company believes that its ability to offer patients a wide variety of home health care services provides a competitive edge in obtaining additional business from these organizations. During fiscal 2001, no single patient or group contract accounted for ten percent or more of the Company's revenues.

The Company's information systems provide for the input of information at the branch offices (including payroll, billing and other administrative functions) which connect directly to the Company's corporate headquarters in Lake Success, New York. Generally, billing, payroll and collections are processed at the Company's corporate headquarters. During the past three years, the Company has installed and developed new state-of-the-art information systems which provide for comprehensive financial and clinical patient account information. These systems serve to integrate billing, payroll and related reporting for all patient care services.

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

The spin-off was reported as a reverse spin-off for financial statement purposes because a greater proportion of the former assets and operations of SBLI are held by TLCS after the spin-off. Therefore, the spin-off has been reflected for financial statement purposes as if TLCS was the continuing company and the stock of SBLI was distributed as a dividend to TLCS stockholders. Accordingly, the TLCS financial statements reflect the financial position and results of operations of the home health care segment as continuing operations and the financial position and results of operations of the supplemental staffing segment now owned and operated by SBLI as discontinued operations.

The financial information contained in the accompanying financial statements reflect fiscal years ended on February 28/29, consistent with prior years reported by SBLI prior to the spin-off transaction. The financial information for prior periods contained in these financial statements was obtained from the home health care operations segment of the SBLI audited financial statements.

REIMBURSEMENT

Revenues generated from the Company's home health care services are paid by insurance carriers, health maintenance organizations, individuals, Medicare, Medicaid and other state and local government health insurance programs. The Company's service revenues generated from Medicare and Medicaid were $189 million, $185 million and $216 million in fiscal 2001, 2000 and 1999, respectively. During fiscal 2001, approximately 21.1% of the Company's service revenues represented reimbursement from individuals, insurance carriers, health maintenance and other health organizations with which we have contracts; 54.6% came from Medicare; and 24.3% came from Medicaid. Medicare is a federally funded program available to persons with certain disabilities and persons age 65 or older. As discussed earlier under "Business - Regulatory Developments in the Home Health Care Industry," the Company is reimbursed for its Medicare services under the new PPS program which began October 1, 2000. Medicaid, a program jointly funded by Federal and state governments and other local government health care programs, is designed to pay for certain health care and medical services provided to low income individuals without regard to age. The Company is approved to provide services to Medicaid recipients in substantially all of its operating locations. Medicaid reimbursement procedures vary from state to state.

GOVERNMENT REGULATION

The Company is subject to extensive and frequently changing home health care regulations by Federal, state and local authorities. These regulations include state licensing, obtaining a Certificate of Need ("CON") in certain states, and Federal and state eligibility standards for certification as a Medicare and Medicaid provider.

The Federal government and all states in which the Company currently operates regulate various aspects of the Company's business. HCFA must certify home health agencies that seek to participate in the Medicare program. HCFA requires a home health agency which participates in the Medicare program, among other things, to satisfy certain standards with respect to: personnel and their supervision; services and the documentation thereof; and the establishment of a professional advisory group that includes at least one physician, one registered nurse and other representatives from related disciplines or consumer groups.

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

New York State requires the approval by the Public Health Council of the New York State Department of Health ("NYPHC") of any change in the "controlling person" of an operator of a home health care services agency (an "Agency"). Control of an entity is presumed to exist if any person owns, controls or holds the power to vote 10% or more of the voting securities of such entity. A person seeking approval as a controlling person of an operator of an agency must file an application for NYPHC approval within 30 days of becoming a controlling person, and pending a decision by the NYPHC, such person may not exercise control over the agency. The Company has six offices in New York State which account for approximately 15% of the Company's revenue in fiscal 2001. If any person should become the owner or holder, or acquire control, of the right to vote 10% or more of the common stock of the Company, such person could not exercise control of the Company's agencies until such ownership, control or holding has been approved by the NYPHC.

PRIVACY OF MEDICAL INFORMATION

The confidentiality of patient medical information is subject to substantial regulation by the Federal and state governments. State and Federal laws and regulations govern both the disclosure and use of confidential patient medical information, as well as access of patients to their own medical records. Similarly, many other Federal laws also may protect such information, including the Electronic Communications Privacy Act of 1986 and Federal laws relating to confidentiality of mental health records and substance abuse treatment.

Congress passed the Health Insurance Portability and Accountability Act, known as HIPAA, in 1996. Among other things, HIPAA calls for the establishment of national standards to facilitate the electronic exchange of health information and to maintain the security of both the health information and the system that enables the exchange of this information. The U.S. Department of Health and Human Services has promulgated several sets of proposed regulations pursuant to its authority under HIPAA. To date, the HIPAA regulations that have been finalized pertain to electronic transactions and the privacy of individually identifiable health information that is electronically transmitted and received or transmitted and maintained in any other form or medium. Pursuant to this final regulation, all medical records and other patient identifiable health information must be maintained in confidence, must not be used for non-health purposes and must be disclosed to the minimum extent required. To ensure that these requirements are satisfied, covered entities must adopt appropriate policies and practices, designate a privacy officer, train employees and establish a grievance procedure.

In most circumstances, entities covered by HIPAA must be in compliance with the final HIPAA regulations within 24 months of the date the regulations become final (i.e., April 14, 2003, for the electronic privacy rules and October 2002 for the electronic transaction rules). The Bush Administration has recently announced that it does not intend to further delay the implementation date of these regulations. Those who violate any state or Federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, could be liable for damages, or for civil or criminal fines or penalties. A Blue Cross/Blue Shield study estimates the cost of compliance to the health care industry to be in the range of $30 billion. Various studies suggest the cost of compliance will exceed that for Y2K compliance. While the Company is evaluating the HIPAA requirements and implementation thereof, at this time we cannot assess the total financial or other impact of the HIPAA regulations upon the Company.

FRANCHISE OPERATIONS

The Company utilizes a form of franchising whereby it licenses independent companies or contractors ("licensees") to represent the Company within a designated territory using the Company's trade names and service marks. The franchise program has afforded the Company with the ability to operate certain locations by employees who are hired and supervised by licensees who are most familiar with the needs and characteristics of their respective geographic areas. The Company is currently not offering any franchises and has reduced the number of its franchise operations. Of the Company's 87 field offices, 23 are operated by 14 licensees pursuant to the terms of a franchise agreement with the Company.

The Company is subject to a number of state laws that regulate certain substantive aspects of the licensor-licensee relationship. The Company owns all necessary health care related permits and licenses and, where required, CON's for operation of its licensee offices. The Company employs all direct service employees. The licensees recruit direct service personnel for the Company, solicit orders and assign Company personnel, including registered nurses, therapists and home health aides, to provide services to the Company's clients. The Company pays and distributes the payroll for the Company's direct service personnel, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel. The Company includes all revenues and related direct costs in its consolidated service revenues and operating costs.

Generally, the Company grants a ten-year initial franchise term. A licensee has the option to extend for an additional five-year term, subject to the licensee adhering to the operating procedures and quality control standards established by the Company. In prior years, the Company developed an international home health care franchise program. Effective March 1, 2000, the rights and continuing obligations under the international franchise program were assigned to SBLI. The Company will provide certain home health care consulting services to the international franchisees for which it will continue to receive 50% of certain royalties received by SBLI, on a quarterly basis. In fiscal 2001, 2000 and 1999, the amount of revenues realized under the international franchise program was immaterial.

The Company pays a distribution or commission to its home health care licensees based upon a defined formula of gross profit generated. Generally, the Company pays the licensee 60% of the gross profit attributable to the operations of the franchise. There is no payment to the licensees based solely on revenues. Amounts due to licensees are typically paid within 45 days after each month based upon an average rate of 60% of gross margin. The amount of monthly gross margin includes the adjustment for cost limitations, reimbursement of allowable Medicare costs and for the collectibility of accounts receivable. For fiscal 2001, 2000 and 1999, total licensee distributions of approximately $23.6 million, $24.9 million and $38.3 million, respectively, were included in the Company's general and administrative expenses.

PERSONNEL, RECRUITING AND TRAINING

The Company has approximately 7,500 individuals who render home health care services and employs approximately 1,350 full time administrative and management personnel. Approximately 1,000 of the Company's administrative employees are located at the branch offices, 290 are located at its corporate headquarters in Lake Success, New York and 60 are regional employees.

The Company screens caregivers to ensure that they meet all licensing requirements and the Company's eligibility standards. This screening process includes skills testing, reference checking, criminal history, professional license verification, personal interviews and a physical examination. In addition, new employees receive an orientation on the Company's policies and procedures prior to their initial assignment. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

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

COMPETITION

Although there are national home health care companies, the industry is highly fragmented and competitors are often localized in particular geographical markets. In general, there has been consolidation in the health care industry which is expected to continue. Many of the Company's competitors have ceased doing business which the Company believes is one result of certain health care reform measures taken in recent years by Federal, state and other payor sources. The Company expects that it will continue to compete with national organizations as well as local providers including home health care providers owned or otherwise controlled by hospitals. Some of the entities with which the Company competes have substantially greater resources. In addition, the Company's operations depend, to a significant degree, on its ability to recruit qualified health care personnel while experiencing competition from other companies in recruiting. Generally, there is a shortage of qualified health care personnel and, as a result, the Company, from time to time, has experienced difficulties in obtaining health care personnel to meet demands for services.

During the past three years, management has completed many steps that contribute to the Company's competitive status and preparedness for growth. Such steps include installation of new computer systems which integrate vital financial and operational data, development of comprehensive clinical management processes and expansion of operational training programs that cover the full continuum of patient care from case intake to final collection. The Company also believes that its quality and range of services and geographic coverage enable it to compete effectively. The Company believes that its rate structure is competitive with others in the industry.

SERVICE MARKS

The Company believes that its service mark, Tender Loving Care(R), and the service mark of Staff Builders(R) which it licenses from SBLI, have significant value and are important to the marketing of its home health care services. These names and marks are registered as service marks with the United States Patent and Trademark Office. The registration of the Staff Builders(R) service mark will remain in effect through February 14, 2009, with respect to home care and hospital staff relief. The registration of the Tender Loving Care(R) service mark will remain in effect through January 8, 2005. Each of these marks are renewable for additional ten-year periods, provided the Company continues to use them in the ordinary course of business. The Company also owns other federally registered marks and names of specialized programs used in connection with its business.

ITEM 2.     PROPERTIES

The Company's corporate headquarters consists of approximately 65,000 square feet of leased office space and 8,100 square feet of storage space in Lake Success, New York. The lease for the corporate headquarters expires on September 30, 2005 and provides for current annual rent of approximately $1.7 million, which increases annually by three percent. The Company believes that its headquarters office space is sufficient for its immediate needs and that it will be able to obtain additional space as needed in the future.

The Company leases all of its branch office locations from landlords unaffiliated with the

Company or any of its executive officers or directors. Most of these are for a specified term although several of them are month-to-month leases. There are currently 87 locations including 64 operated by the Company and 23 operated by 14 different licensees. These licensee offices are owned by licensees or are leased by the licensee from third-party landlords. The Company believes that it will be able to renew or find adequate replacement offices for leases which are scheduled to expire in the next twelve months at comparable costs.

ITEM 3.     LEGAL PROCEEDINGS

On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former licensees (franchisees) of the Company for the territory comprising certain counties in and around Los Angeles, California and their holding company, instituted an action against the Company subsidiaries Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to the United States District Court for the Central District of California on December 22, 1998. The plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs. The plaintiffs are seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. The plaintiffs have not specified the amount of damages they are seeking. Discovery is currently in process.

On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health, Inc. and Jacquelyn Klooster, two former home health care licensees of the Company and their principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against the Company's subsidiaries Staff Builders International, Inc., Staff Builders Services, Inc., Staff Builders, Inc., and certain executive officers of the Company. The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to defraud Staff Builders' franchisees, as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages. Pursuant to the Company's motion, all of the RICO counts except for one count were dismissed by the Court. The Company's motion for summary judgment was granted on May 25, 2001, which reduced the lawsuit to one for breach of contract only.

The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

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


                                                                 HIGH        LOW
                                                                 ----        ---
Fiscal Year Ended February 28, 2001
For the quarter ended:
  May 31, 2000                                                   $ .25      $ .09
  August 31, 2000                                                $ .22      $ .09
  November 30, 2000                                              $ .33      $ .14
  February 28, 2001                                              $ .23      $ .11

Fiscal Period Ended February 29, 2000
  October 20, 1999 to November 30, 1999                          $1.00      $ .03
  Quarter ended February 29, 2000                                $ .50      $ .13


(B)  HOLDERS

As of May 23, 2001, there were approximately 717 holders of record of common stock (including brokerage firms holding stock in "street name" and other nominees).


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

                                                                                YEARS ENDED
                                                   ------------------------------------------------------------------------
                                                   FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                                       2001           2000           1999           1998           1997
                                                   ------------   ------------   ------------   ------------   ------------
CONSOLIDATED OPERATIONS DATA:
Revenues                                           $    240,089   $    255,689   $    312,531   $    452,217   $    437,586
                                                   ------------   ------------   ------------   ------------   ------------
Operating expenses:
    Service costs                                       135,081        157,273        200,009        280,089        268,634
    General and administrative expenses                  98,596        101,949        123,817        160,973        159,231
    Medicare and Medicaid audit adjustments
      and  restructuring costs                               --             --         49,334         30,269             --
Total operating expenses excluding                 ------------   ------------   ------------   ------------   ------------
    depreciation and amortization                       233,677        259,222        373,160        471,331        427,865
                                                   ------------   ------------   ------------   ------------   ------------

Income (loss) before interest, depreciation,
    amortization and income taxes                         6,412         (3,533)       (60,629)       (19,114)         9,721

Depreciation and amortization                             4,615          4,612          4,360          5,783          4,821
                                                   ------------   ------------   ------------   ------------   ------------

Operating income (loss)                                   1,797         (8,145)       (64,989)       (24,897)         4,900

Total interest and other (income) expense                13,750          8,231            586            571           (923)
                                                   ------------   ------------   ------------   ------------   ------------

Income (loss) from continuing operations
    before income taxes                                 (11,953)       (16,376)       (65,575)       (25,468)         5,823

Provision (benefit) for income taxes                        100            100          6,111         (5,298)         2,491
                                                   ------------   ------------   ------------   ------------   ------------

Net income (loss) from continuing operations            (12,053)       (16,476)       (71,686)       (20,170)         3,332

Income (loss) from discontinued
    operations (net of income taxes)                         --          1,430         (1,400)        (1,462)           429
                                                   ------------   ------------   ------------   ------------   ------------
Net income (loss)                                  $    (12,053)  $    (15,046)  $    (73,086)  $    (21,632)  $      3,761
                                                   ============   ============   ============   ============   ============

Income (loss) per common share - basic:
    Income (loss) from continuing operations       $      (1.02)  $      (1.39)  $      (6.19)  $      (1.69)  $       0.28
    Income (loss) from discontinued operations               --           0.12          (0.12)         (0.12)          0.04
                                                   ------------   ------------   ------------   ------------   ------------
Net income (loss)                                  $      (1.02)  $      (1.27)  $      (6.31)  $      (1.81)  $       0.32
                                                   ============   ============   ============   ============   ============

Income (loss) per common share - diluted:
    Income (loss) from continuing operations       $      (1.02)  $      (1.39)  $      (6.19)  $      (1.69)  $       0.27
    Income (loss) from discontinued operations               --           0.12          (0.12)         (0.12)          0.04
                                                   ------------   ------------   ------------   ------------   ------------
Net income (loss)                                  $      (1.02)  $      (1.27)  $      (6.31)  $      (1.81)  $       0.31
                                                   ============   ============   ============   ============   ============

Weighted average common shares outstanding:
    Basic                                                11,810         11,810         11,581         11,970         11,834
                                                   ============   ============   ============   ============   ============
    Diluted                                              11,810         11,810         11,581         11,970         12,289
                                                   ============   ============   ============   ============   ============

CONSOLIDATED BALANCE SHEET DATA:
Total assets                                       $    103,024   $     93,511   $     96,116   $    105,695   $    134,162

Working capital (deficiency)                             18,550          4,523        (30,172)         3,438         17,489

Current portion of long-term debt                         7,230          5,872         10,475          4,921          4,603

Long-term debt and other liabilities                    123,818        100,449         52,477         15,591         28,141

Total liabilities                                       185,008        163,502        135,475         78,925         83,992

Stockholders' equity (deficit)                          (81,984)       (69,991)       (39,359)        26,770         50,170

The Company did not pay any cash dividends on its common stock since its inception on October 20, 1999. Certain prior period amounts have been reclassified to conform with the fiscal 2001 presentations.

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

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2001 ("FISCAL 2001"), FEBRUARY 29, 2000 ("FISCAL 2000") AND FEBRUARY 28, 1999 ("FISCAL 1999")

REVENUES. Total revenues in fiscal 2001 were $240.1 million as compared to $255.7 million in fiscal 2000 and $312.5 million in fiscal 1999. The decrease in revenues of $15.6 million in fiscal 2001, or 6.1%, was primarily due to the closure or sale of certain operating locations. The Company has implemented its strategy to increase revenue in approximately twenty key geographic areas where it is continuing to develop a strong market presence. Additionally, the Company has adjusted its revenue mix by canceling or renegotiating certain contracts with payor sources that represented minimal profits or poor cash flow. As of February 28, 2001, the Company has 87 locations as compared to 198 locations as of March 1, 1998. In fiscal 2001, the resulting decrease in revenue from the sale or closure of locations was approximately $16.2 million, offset by revenue increases in existing locations of approximately $1.4 million.

Total revenues decreased by approximately $56.8 million, or 18.2%, to $255.7 million in fiscal 2000 from $312.5 million in fiscal 1999. Approximately $36.2 million of this decrease was due to the closure or sale of approximately 60 locations and the consolidation of approximately 40 locations during fiscal 2000 and 1999. The decrease of approximately $19.2 million in revenues in existing offices was primarily due to a decrease in Medicaid and other local government program revenues. The primary reason for the decrease in revenues of $139.7 million, or 30.9%, in fiscal 1999 from $452.2 million in fiscal 1998, was a decrease in Medicare revenues. Such decrease resulted from the negative impact of the Medicare Interim Payment System ("IPS"), enacted under the Balanced Budget Act of 1997 ("BBA"), which was in effect from March 1, 1998 until September 30, 2000. The IPS reduced the limits for the amount of costs which were reimbursable under the Medicare program. Further, there was a decrease of approximately $1.4 million in the sales of licensees and fees to $800 thousand in fiscal 2000 from $2.2 million in fiscal 1999.

The Company receives payment for its home health care services from several sources. The following are the Company's revenues by payment source:



                                               YEARS ENDED
                                             FEBRUARY 28/29,
                                         ----------------------
                                         2001     2000     1999
                                         ----     ----     ----
Medicare                                 54.6%    46.2%    43.4%
Medicaid                                 24.3     26.6     26.1
Insurance, contracts and individuals     20.7     26.4     29.4
Other                                     0.4      0.8      1.1
                                        -----    -----    -----
Total                                   100.0%   100.0%   100.0%
                                        =====    =====    =====

The Company currently has 87 operating locations as compared to 94 and 125 locations as of February 29, 2000 and February 28, 1999, respectively. Included in these locations are 23, 34 and 54 offices which were operated by 14, 22 and 31 licensees, respectively. The percentage of revenues attributable to licensees was 49%, 51% and 69% in fiscal 2001, 2000 and 1999 respectively. The decrease in the number of licensees and their respective share of business is consistent with the industry as a whole which has experienced a significant reduction in the number of providers.

OPERATING COSTS. Operating costs were 56.3%, 61.7% and 64.5% of service revenues in fiscal 2001, 2000 and 1999, respectively. Operating costs represent the direct costs of providing services to patients, including wages, payroll taxes, travel costs, insurance costs, medical supplies and the cost of contracted services. The decrease in operating costs as a percentage of service revenues in fiscal 2001 was primarily due to improved Medicare rates paid for services under PPS as compared to cost reimbursement previously provided under IPS. Additionally, the decreases in operating costs as a percentage of service revenues results from the Company's furtherance of its change in revenue mix as well as the sale or closure of those locations with relatively high operating costs.

The service revenues, operating costs and resultant gross margins generated by the Company's licensee and company-owned locations are as follows ($ in millions):


                                            YEARS ENDED
                                          FEBRUARY 29/28
                                      ----------------------
                                      2001     2000     1999
                                      ----     ----     ----
Total service revenues - Licensee     $117     $129     $214
Total service revenues -
     Company-Owned                     123      126       96
                                      ----     ----     ----
Total service revenues                $240     $255     $310
                                      ====     ====     ====

Operating costs - Licensee            $ 66     $ 77     $136
Operating costs - Company - owned       69       80       64
                                      ----     ----     ----
Operating costs                       $135     $157     $200
                                      ====     ====     ====

Gross margin - Licensee               $ 51     $ 52     $ 78
Gross margin - Company - owned          54       46       32
                                      ----     ----     ----
Gross margin                          $105     $ 98     $110
                                      ====     ====     ====


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $3.3 million, or 3.2%, in fiscal 2001 to $98.6 million as compared to $101.9 million in fiscal 2000 and decreased by $21.9 million, or 17.7%, in fiscal 2000 as compared to $123.8 million in fiscal 1999. These costs expressed as a percentage of service revenues were 40.0%, 39.9% and 35.7% in fiscal 2001, 2000 and 1999, respectively. The decrease in general and administrative expenses reflects the Company's cost reductions attained through the closure of unprofitable locations and the consolidation of certain locations within its key market areas.

Included in general and administrative expenses is the Company's provision for doubtful accounts of $3.5 million, $2.8 million and $5.7 million in fiscal 2001, 2000 and 1999, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation expense was approximately $4.0 million, $4.0 million and $3.7 million in fiscal 2001, 2000 and 1999, respectively. Such expense primarily consists of depreciation of the Company's computer equipment and software. During the past three years, the Company has installed and developed state-of-the-art information systems which provide for comprehensive financial and clinical patient account information. These systems serve to integrate billing, payroll and related reporting for all patient care services.

Amortization expense was approximately $600 thousand in fiscal 2001, 2000 and 1999. Such expense relates to the amortization of goodwill arising from acquisitions of home health care businesses made in prior years.

INTEREST EXPENSE. Interest expense was approximately $15.1 million, $6.6 million and $1.4 million in fiscal 2001, 2000 and 1999, respectively. The increase in interest expense in fiscal 2001 over fiscal 2000 of $8.5 million was primarily due to an increase in the level of borrowings under its secured financing facility and an increase in interest expense related to the Company's Medicare liabilities, which are being paid pursuant to a four-year repayment plan (see Medicare and Medicaid Liabilities, below). The increase in interest expense in fiscal 2000 over fiscal 1999 of $5.2 million was primarily due to an increase in the level of borrowings under the Company's secured financing facilities as well as an increase in interest expense incurred related to the Company's Medicare liabilities.

INTEREST INCOME. Interest income primarily includes interest on franchise notes receivable and earned interest from funds on deposit for workers compensation premiums.

OTHER (INCOME) EXPENSE, NET. Other (income) expense of $700 thousand in fiscal 2001 primarily consists of the proceeds from the sale of several operating locations. Other (income) expense of $2.4 million in fiscal 2000 primarily consists of the loss on disposal of computer equipment of approximately $2.8 million. Such equipment was replaced by new computer equipment and year 2000 compliant software which was implemented in virtually all areas of the Company's operations and placed into service in November 1999. Additionally, other (income) expense in fiscal 2000 included approximately $700 thousand of legal and other professional costs associated with the spin-off transaction, offset by income of approximately $1.1 million related to the sale of certain operating locations and other investments. Other (income) expense in fiscal 1999 primarily consists of income from the sale of several operating locations.

MEDICARE AND MEDICAID LIABILITIES. As of February 28, 2001, the Company has anticipated aggregate liabilities to Medicare and Medicaid of approximately $57.1 million, including $51.2 million and $5.9 million of liabilities to Medicare and Medicaid, respectively. The Medicare liabilities include cumulative excess PIP amounts received of approximately $28.1 million and audit liabilities of approximately $23.1 million. In May 2001, the Company obtained an amendment to its repayment agreement from HCFA ("the Agreement") for the repayment of all excess PIP amounts and all audit liabilities relative to periods through February 28, 2001. The Agreement, as amended, revised the terms of a prior repayment agreement reached in December 1999 resulting in reduced monthly payments in earlier periods and an extension of the maturity date of the repayment plan. The Agreement, as amended, provides for aggregate, monthly payments of principal and interest from June 2001 through May 2005. The required monthly payments are $750 thousand in June 2001 through February 2002, $1.0 million in March 2002 through November 2002, $1.5 million in December 2002 through May 2004 and $1.75 million in June 2004 through May 2005. Any remaining liabilities as of May 2005 for periods covered by the Agreement will then be paid in a balloon payment, the amount of which is to be determined no later than March 1, 2005. Any overpayments or audit liabilities that are successfully appealed by the Company are being subtracted from the total amounts owed. Interest is accrued from the date of each assessment at the prevailing government rate of interest (currently at 13.75% per annum).

The excess PIP amounts received through February 2001 include a one-time payment made by Medicare to home health agencies that had already been receiving PIP at the end of the IPS program. Such amount for the Company was approximately $12.0 million, which was received in February 2001. The balance of the Company's PIP liability of $16.1 million consists of prior years' excess PIP amounts received of $18.6 million and fiscal 2001 net PIP receipts of $1.7 million, offset by payments made in fiscal 2001 of $4.2 million. The Medicare audit liabilities of $23.1 million include completed audit assessments to date of approximately $15.1 million. The completed audits consist of substantially all branch operating location audits for fiscal 1999 and prior years thereto and home office audits through fiscal 1998. The remaining Medicare liabilities of $8.0 million consist of estimates for periods for which audits are in process or are not yet conducted.

As of February 28, 2001, the Company's Medicaid liabilities of approximately $5.9 million consist of third party liability ("TPL") to state Medicaid agencies which have challenged the eligibility of individuals for whom services were provided. The related claims are being reviewed by the state agencies encompassing years prior to fiscal 1998 for which the Company has been paid. The Company has reached a settlement for a portion of its TPL and is continuing to negotiate to resolve amounts payable to these state agencies. In fiscal 2001 and 2000, total payments of $3.0 million and $3.6 million were made, offset by $600 thousand and $900 thousand of increased liabilities, respectively.

As a home health care provider, the Company is subject to extensive and changing state and Federal regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The Federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare reimbursements to home health care providers generally, and have become more restrictive in their interpretations of those costs for which reimbursement will be allowed to such providers. In recent years, these regulatory agencies have increased the number of audits performed and have applied a more intensive degree of scrutiny in the conduct of these audits. During the quarter ended November 30, 1998, the Company recorded aggregate expense of $29.0 million based upon its assessment of the scope of audits then being performed by the fiscal intermediary, the issues raised for such periods, the effect of those issues on periods not yet then audited and the balance of liabilities previously provided. The provision of $29.0 million included $18.0 million for Medicare audit liabilities and $11.0 million for Medicaid audit liabilities. Subsequent to November 1998, the Company reduced revenues by its estimate of the amount of net adjustments which should ultimately be assessed against current, estimated reimbursement rates used to record Medicare and Medicaid revenues. Adjustments, if any, are being recorded to these estimates in the period during which they arise.

The home office cost report audit has not yet been performed for fiscal 2001 or fiscal 2000, and the fiscal 1999 home office cost report audit is in progress. No field audits have been conducted to date for fiscal 2001 or 2000. The Company has been notified that the fiscal 2001 and 2000 audits will not begin until after October 1, 2001.

The Company continues to appeal many audit issues and has engaged outside professional advisors to support the Company's positions on these issues. The Company anticipates that any resolution of the appeals may take up to several years and is unable to predict the ultimate outcome of matters for all open audit periods. Based upon the results of those audits conducted for prior years, together with the results of mediation hearings between HCFA and the Company to date, the Company believes that the reserve provided for the open audit periods is adequate.

HEALTH CARE REFORM AND RELATED RESTRUCTURING COSTS.

Effective October 1, 2000, HCFA enacted a new payment methodology, PPS, for providers of Medicare home health services. Enacted under the Balanced Budget Act of 1997, PPS replaced the traditional cost based reimbursement system. Under PPS, a base amount is paid for each 60-day episode of care for services provided to each eligible Medicare beneficiary. The amount is calculated according to a HCFA standard formula, the home health resource group ("HHRG"), which measures three dimensions of care: clinical, functional status and service utilization. Home health care providers now have an opportunity to generate profits under PPS if costs are contained under the per-episode payment amounts. The Company's management has been preparing its systems and operations over the past three years for the changes required under PPS.

In fiscal 1999, management evaluated the carrying value of the Company's goodwill and intangible assets in light of changing home health care industry conditions and its impact on the Company's operations. Such valuation considered, among other factors, the additional operating losses generated during the third and fourth quarters of fiscal 1999. During the third quarter ended November 30, 1998, the Company experienced losses in some locations as a result of not being able to reduce the number of visits required by its patients and to contain the related costs as mandated by the restrictive guidelines of the IPS enacted in connection with the BBA and reductions in home care payments by other home health care payor sources. The Company reacted by closing certain branches and has converted many licensee operated locations to company-owned locations. Upon the closure or sale of locations, the goodwill associated with those locations was written off. During the quarter ended November 30, 1998, as a result of the Company's further operating modifications, including the additional closure and conversion of many locations from licensed to company-owned operations, the Company wrote off or reserved approximately $4.5 million. Subsequent to November 30, 1998, the Company continued to experience operating difficulties like many other companies in the home health care industry. Accordingly, there was a decline in the value of such businesses. Based upon the foregoing factors, in the fourth quarter ended February 28, 1999, the Company evaluated the net carrying value of goodwill based upon the net present value of future cash flows in accordance with the requirements of SFAS No. 121. As a result, a write-down in goodwill of approximately $15.3 million was recorded in the fourth quarter of fiscal 1999. The Company's actions to increase operational efficiencies, close unprofitable locations and terminate certain licensee locations, represented a furtherance of a restructuring plan necessitated out of continuing losses and a deteriorating business climate within the home health care industry.

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

PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for income taxes reflects an effective rate of (0.8%), (0.6%) and (9.3%) in fiscal 2001, 2000 and 1999, respectively. The provision for income taxes in fiscal 1999 consists of a valuation allowance of $26.9 million offset by potential tax benefits of $19.1 million resulting from losses incurred in that period. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be realized, as required by SFAS 109. In fiscal 1999, the Company recorded an income tax receivable of $1.7 million, resulting from the carryback of net operating losses, which was received in fiscal 2000. As of February 28, 2001, the Company has a Federal net operating loss carryforward of approximately $37.6 million which if unused will expire in 2019 through 2021.

NET INCOME (LOSS). Net (loss) for fiscal 2001 was $(12.1) million, or $(1.02) per share, compared to a net (loss) in fiscal 2000 of $(15.0) million, or $(1.27) per share, and a net (loss) of $(73.1) million, or $(6.31) per share in fiscal 1999. Net (loss) from continuing operations was ($12.1) million, ($16.5) million and ($71.7) million in fiscal 2001, 2000 and 1999, respectively. The fiscal 1999 net (loss) included $29.0 million of Medicare and Medicaid audit adjustments and restructuring costs of $20.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations through an accounts receivable purchase program with an entity which provides health care accounts receivable financing. Under the program, the Company may sell to an affiliate of such entity up to $85 million of the Company's eligible accounts receivable. The Company has granted to its financing source, to the extent permitted by law, a security interest in substantially all of the Company's trade accounts receivable. The maximum permitted amount of accounts receivable which can be purchased was increased in November 2000 to $85 million from $60 million.

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

The financing program is for an initial term of three years ending December 31, 2002. Under the terms of the financing program, the Company sells its eligible trade accounts receivable for which the Company receives in cash approximately 80% of eligible receivables, less certain fees and reserves. As cash is collected from trade customers, the remaining 20% of the sale price of accounts receivable are paid to the Company. Eligible receivables are defined as certain trade accounts receivable which have been outstanding for less than 180 days. The financing agreement contains certain financial covenants which, among other things, provide for a maximum level of allowable net loss before income taxes. The Company obtained waivers from the financing facility to provide adequate relief from the maximum net loss covenant for the years ended February 28, 2001 and February 29, 2000. The Company pays a program fee of 11.5% per annum on the outstanding amount of eligible receivables.

Net cash used in operating activities was $25.5 million in fiscal 2001. This amount consisted primarily of the net loss of approximately $12.1 million, an increase in accounts receivable of $20.8 million and aggregate payments for Medicare and Medicaid liabilities of $6.7 million, offset by an increase in net PIP amounts received of $9.5 million and items not requiring the use of cash of $5.1 million. The fiscal 2001 net loss from operations of $12.1 million included non-cash items consisting primarily of depreciation and amortization expense aggregating $4.6 million, the write-of of fixed assets and goodwill aggregating $0.5 million and a net increase to the allowance for doubtful accounts of $4.6 million.

Net cash used in investing activities of $1.5 million included the purchase of fixed assets of $2.3 million, consisting primarily of computer equipment and software, offset by proceeds of $740 thousand from the sale of four home health care locations.

Net cash provided by financing activities of $22.7 million included an increase in borrowings under the Company's secured financing facility of $27.3 million. Additionally, on May 31, 2000, the Company received $1.0 million from an outside investor. As consideration for the amount received, the Company issued a subordinated promissory note payable in the amount of $1.0 million and warrants to purchase 333,333 shares of TLCS common stock. The note bears interest at 8% per annum and requires 36 monthly principal payments of approximately $12 thousand each from January 2002 through December 2004 with the remaining principal balance of approximately $571 thousand payable on January 1, 2005. Interest was accrued from May 31, 2000 and is being paid monthly from January 2001 until the outstanding principal is paid. The warrants are exercisable at $.20 per share and expire on January 1, 2005. Offsetting these increases in cash provided by financing activities was the payment of notes payable and other long term liabilities aggregating $5.7 million, including payments of $2.9 million on lease obligations, $1.8 million on notes payable to trade vendors and $1.0 million on other notes and loans payable.

Net cash used in operating activities was $21.2 million in fiscal 2000 which consisted primarily of the loss from operations requiring cash payments of approximately $6.1 million, an increase in accounts receivable of $8.2 million, aggregate payments for other liabilities of $1.6 million and a net decrease in Medicare and Medicaid liabilities of $2.9 million. The net decrease in Medicare and Medicaid liabilities included payments of $4.3 million and $3.6 million, respectively. These payments included principal and interest and are offset by $5.0 million of additional, aggregate liabilities added during fiscal 2000. The fiscal 2000 net loss from operations of $15.0 million included non-cash items consisting primarily of depreciation and amortization expense aggregating $4.6 million, the write-off of fixed assets, goodwill and other assets aggregating $3.5 million and a net increase to the allowance for doubtful accounts of $0.8 million.

Net cash used in investing activities in fiscal 2000 of $3.3 million consisted of the purchase of fixed assets of $4.4 million, offset by $1.1 million of proceeds from the sale of eleven home health care locations, including four locations sold to prior licensees.

Net cash provided by financing activities in fiscal 2000 of $32.4 million included the proceeds from the new financing arrangement established in December 1999 of $38.4 million offset by $18.1 million of such proceeds used to pay off the balance of the outstanding borrowings under the Company's prior secured revolving line of credit facility. Additionally, there was an increase in amounts borrowed under the prior facility of $14.7 million. Offsetting these increases in cash provided by financing activities was the payment of notes payable and other long term liabilities aggregating $2.5 million including the pay off of $1.7 million remaining on a term loan, payments on lease obligations of $400 thousand and payments of $200 thousand on notes payable in connection with prior years' acquisitions of businesses.

Net cash provided by operating activities was $15.6 million in fiscal 1999, which consisted primarily of PIP received from Medicare of $14.4 million and a decrease in accounts receivable of $10.0 million, offset by the loss from operations requiring cash payments of $7.8 million. The fiscal 1999 net loss from operations of $(73.1) million included non-cash items consisting primarily of the write-off of goodwill, deferred income taxes and other assets aggregating $25.9 million; depreciation, amortization and a net increase to the allowance for doubtful accounts aggregating $6.2 million; an increase in Medicare and Medicaid audit liabilities of $28.1 million; and, an increase in other liabilities of $5.1 million. Net cash used in investing activities was $6.7 million in fiscal 1999, which consisted of the purchase of fixed assets of $4.6 million and $2.7 million of cash used to acquire businesses, offset by $0.6 million of proceeds from the sale of five home health care franchise businesses. Net cash used in financing activities of $8.6 million in fiscal 1999 included the payment of notes payable and other long-term liabilities of $5.3 million. Additionally, the Company purchased and retired 5.1 million shares of its common stock at a cost of $4.8 million. Offsetting these items was $1.2 million of cash provided from the Company's revolving line of credit.

The Company's primary sensitivity to changes in interest rates relates primarily to its financing arrangement which provides for the Company's working capital. Based on the outstanding amount financed at February 28, 2001, an increase of 1% in the Company's borrowing rate would have the effect of increasing annual interest expense by approximately $660 thousand. At February 28, 2001, there was approximately $65.7 million outstanding under the financing arrangement.

The Company's working capital was $18.6 million at February 28, 2001. Current liabilities at February 28, 2001 include $10.7 million for Medicare and Medicaid liabilities, $21.7 million of payroll and payroll related costs and $7.2 million for the current portion of other debt obligations.

In May 2001, the Company obtained an amendment to its repayment agreement ("the Agreement") from HCFA for the repayment of all excess PIP amounts and all audit liabilities relative to periods through February 28, 2001. The Agreement, as amended, revised the terms of a prior repayment agreement reached in December 1999, resulting in reduced monthly payments in earlier periods and an extension of the maturity date of the repayment plan. The Agreement, as amended, provides for aggregate, monthly payments of principal and interest from June 2001 through May 2005. The required monthly payments are $750 thousand in June 2001 through February 2002, $1.0 million in March 2002 through November 2002, $1.5 million in December 2002 through May 2004 and $1.75 million in June 2004 through May 2005. Any remaining liabilities as of May 2005 for periods covered by the Agreement will then be paid in a balloon payment, the amount of which is to be determined no later than March 1, 2005. Any overpayments or audit liabilities that are successfully appealed by the Company are being subtracted from the total amounts owed. Interest is accrued from the date of each assessment at the prevailing government rate of interest (currently at 13.75% per annum).

As of February 28, 2001, the Company has anticipated aggregate liabilities to Medicare and Medicaid of approximately $57.1 million, including $51.2 million and $5.9 million of liabilities to Medicare and Medicaid, respectively. The Medicare liabilities include cumulative excess PIP amounts received of approximately $28.1 million and audit liabilities of approximately $23.1 million. The excess PIP amounts include a one-time payment made by Medicare to home health agencies that were on PIP at the end of the IPS program. Such amount for the Company was approximately $12.0 million which was received in February 2001. The balance of the Company's PIP liability of $16.1 million consists of prior years excess PIP amounts received of $18.6 million and fiscal 2001 net PIP receipts of $1.7 million offset by payments made in fiscal 2001 of $4.2 million. The Medicare audit liabilities of $23.1 million include completed audit assessments to date of approximately $15.1 million. The completed audits consist of substantially all branch operating location audits for fiscal 1999 and prior years thereto and home office audits through fiscal 1998. The remaining Medicare liabilities of approximately $8.0 million relate to periods for which audits are in process or are not yet conducted.

Management continues to pursue various strategies, including but not limited to, obtaining additional financing, cost reductions, change in revenue mix and negotiating with new and existing payor sources. Additionally, the Company has a financing arrangement under which the Company sells its trade accounts receivable to a financial institution. The financing agreement provides for the financial institution to purchase such receivables up to specified aggregate limits so long as the receivables meet certain qualitative and quantitative criteria and the Company is in compliance with the terms of the agreement. There have been no events of default under the terms of the finance agreement, as amended, thereby permitting on-going funding of operations. The Company believes that cash provided from operations and its existing financing facility provides adequate funds for the Company's current level of operations and debt obligations through February 2002.

INVESTMENT IN COMPUTER SYSTEMS

The Company has made upgrades to substantially all of its computer systems and equipment. These new systems and equipment were placed into service as of October 31, 1999.

As of February 28, 2001, the Company's total costs incurred for its new IT systems approximated $15.4 million. Approximately $8.5 million of these costs are being funded through a six year lease agreement for which the aggregate amount of scheduled payments through December 2004 approximate $15.0 million, of which $2.6 million and $1.6 million was paid in fiscal 2001 and 2000, respectively.

CHANGE IN FISCAL YEAR-END

During the fourth quarter of fiscal 2001, the Board of Directors voted unanimously to authorize the Company's senior officers to change the Company's fiscal year-end. On February 26, 2001, pursuant to authority granted by such vote, the senior officers determined that the Company would change its fiscal year-end to March 31 from February 28/29.

EFFECT OF INFLATION

The rate of inflation was immaterial during fiscal 2001. In the past, the effects of inflation on salaries and operating expenses have been offset by the Company's ability to increase its charges for services rendered. The Company anticipates that it will be able to continue to do so in the future, subject to applicable restrictions with respect to services provided to Medicare and Medicaid clients. The Company continually reviews its costs in relation to the pricing of its services.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), which becomes effective for the Company's consolidated financial statements for periods beginning March 1, 2001, (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities). These statements establish accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. These statements require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management believes the adoption of this statement will not have a material effect on the Company's consolidated financial statements.


FORWARD LOOKING STATEMENTS

Certain statements in this report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. These forward looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; and changes in laws and interpretations of laws or regulations relating to the health care industry.

GOVERNMENT REGULATION. As a home health care provider, the Company is subject to extensive and changing state and Federal regulations relating to the licensing and certification of its offices and the sale and delivery of its products and services. The imposition of more stringent regulatory requirements or the denial or revocation of any license or permit necessary for the Company to operate in a particular market could have a material adverse effect on the Company's operations. The Federal government and Medicare fiscal intermediaries have become more vigilant in their review of Medicare reimbursements to home health care providers generally, and are preparing to conduct reviews of a greater number of health care claims with an increased focus on clinical procedures and related documentation. State and Federal enforcement officials also have increased their scrutiny of providers and are applying an increasingly expansive view of activities they believe to be fraudulent or abusive. Changes in the law and regulations as well as new interpretations enforced by the relevant regulatory agencies could have a material adverse effect on the Company's operations and the cost of doing business.

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

ATTRACTION AND RETENTION OF EMPLOYEES AND LICENSEES. Maintaining quality caregivers, managers, branch administrators and licensees will play a significant part in the future success of the Company. The Company's professional nurses and other health care personnel are key to the continued provision of quality care to the Company's patients. The possible inability to attract and retain qualified nursing management and sufficient numbers of credentialed health care professionals and para-professionals as well as office management and information technology personnel could adversely affect the Company's operations and quality of service.

SATISFACTORY FINANCING. Proceeds from the Company's financing program provided some working capital and the ability to pay portions of certain accumulated indebtedness. Under the financing program, the Company sells its trade accounts receivable. However, the financing facility is not obligated to continually purchase such receivables. The Company has negotiated deferred payment terms for certain of its Medicare and Medicaid liabilities and has made arrangements with many of its other creditors to either reduce its liability to them, defer and/or extend payment of the liability, or a combination of all. Management cannot provide assurance the Company's vendors will continue to extend credit. Pursuant to the Company's agreement with HCFA to repay accumulated Medicare liabilities, the Company will be required to pay excess periodic interim payments received and Medicare audit liabilities on a monthly basis through May 2005. United Government Services LLC ("UGS"), a fiscal intermediary for HCFA, collects amounts due under the repayment plan by offsetting against current remittances due to the Company. If no Medicare accounts receivable are available for offset as amounts become due under the repayment plan, then all amounts owed pursuant to this repayment plan may become immediately due and payable.

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
INDEPENDENT AUDITOR'S REPORT                                                                     F-1

CONSOLIDATED FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as of
           February 28, 2001 and February 29, 2000                                               F-2

      Consolidated Statements of Operations
           for the Years ended February 28, 2001
           February 29, 2000 and February 28, 1999                                               F-3

      Consolidated Statements of Stockholders' Equity
           (Deficit) for the Years ended February 28, 2001,
           February 29, 2000 and February 28, 1999                                               F-4

      Consolidated Statements of Cash Flows
           for the Years ended February 28, 2001,
           February 29, 2000 and February 28, 1999                                               F-5

      Notes to Consolidated Financial Statements                                                 F-6

FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED
      FEBRUARY 28, 2001, FEBRUARY 29, 2000
      AND FEBRUARY 28, 1999

      II - Valuation and Qualifying Accounts                                                    F-27

All other schedules were omitted because they are not required, not applicable or the information is otherwise shown in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Tender Loving Care Health Care Services, Inc.:

We have audited the accompanying consolidated balance sheets of Tender Loving Care Health Care Services, Inc. (the "Company") as of February 28, 2001 and February 29, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended February 28, 2001. Our audits also included the financial statement schedule listed in the Table of Contents. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tender Loving Care Health Care Services, Inc. and subsidiaries at February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10(a) to the consolidated financial statements, the Company's continued losses from operations, accumulated deficit, and cash used in operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10(a). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Deloitte & Touche, LLP


Jericho, New York
May 24, 2001

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                   FEBRUARY 28,   FEBRUARY 29,
                                                                       2001           2000
                                                                   ------------   ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $      4,955   $      9,299
     Accounts receivable, net of allowance
       for doubtful accounts of $10,500
       and $5,900, respectively                                          71,425         55,221
     Prepaid expenses and other current assets                            2,860          3,056
                                                                   ------------   ------------
Total current assets                                                     79,240         67,576

FIXED ASSETS, net of accumulated
     depreciation  $8,434 and $6,054, respectively                       16,338         18,243
GOODWILL, net of accumulated
     amortization of $8,789 and $8,983, respectively                      5,307          4,489
OTHER ASSETS                                                              2,139          3,203
                                                                   ------------   ------------
TOTAL                                                              $    103,024   $     93,511
                                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                              $     12,553   $     16,055
     Accrued expenses                                                     8,462          7,729
     Accrued payroll and payroll related expenses                        21,732         22,996
     Current portion of Medicare and Medicaid liabilities                10,713         10,401
     Current portion of long-term debt                                    7,230          5,872
                                                                   ------------   ------------
Total current liabilities                                                60,690         63,053

LONG-TERM DEBT                                                           75,430         53,351
LONG-TERM MEDICARE AND MEDICAID LIABILITIES                              46,357         43,936
OTHER LIABILITIES                                                         2,531          3,162
                                                                   ------------   ------------
TOTAL LIABILITIES                                                       185,008        163,502
                                                                   ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT):
     Common Stock - $.01 par value; 50,000,000
     shares authorized; 11,809,653 outstanding
     at February 28, 2001 and February 29, 2000                             118            118
     Additional paid-in capital                                          50,981         50,921
     Accumulated deficit                                               (133,083)      (121,030)
                                                                   ------------   ------------
Total stockholders' equity (deficit)                                    (81,984)       (69,991)
                                                                   ------------   ------------

TOTAL                                                              $    103,024   $     93,511
                                                                   ============   ============


                See notes to consolidated financial statements

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                 YEARS ENDED
                                                  ------------------------------------------
                                                  FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,
                                                      2001           2000           1999
                                                  ------------   ------------   ------------
CONTINUING OPERATIONS:
TOTAL REVENUES                                    $    240,089   $    255,689   $    312,531
                                                  ------------   ------------   ------------

OPERATING EXPENSES:
   Service costs                                       135,081        157,273        200,009
   General and administrative expenses                  98,596        101,949        123,817
   Medicare and Medicaid audit adjustments                  --             --         29,000
   Restructuring costs                                      --             --         20,334
                                                  ------------   ------------   ------------

Total operating expenses, excluding
   depreciation and amortization                       233,677        259,222        373,160
                                                  ------------   ------------   ------------

Income (loss) before interest, depreciation
   amortization and income taxes                         6,412         (3,533)       (60,629)
Depreciation and amortization                            4,615          4,612          4,360
                                                  ------------   ------------   ------------

Operating income (loss)                                  1,797         (8,145)       (64,989)
                                                  ------------   ------------   ------------

INTEREST AND OTHER EXPENSES:
   Interest expense                                     15,081          6,605          1,446
   Interest income                                        (669)          (785)          (986)
   Other (income) expense, net                            (662)         2,411            126
                                                  ------------   ------------   ------------
Total interest and other expenses                       13,750          8,231            586
                                                  ------------   ------------   ------------

(Loss) from continuing operations
   before income taxes                                 (11,953)       (16,376)       (65,575)

PROVISION FOR INCOME TAXES                                 100            100          6,111
                                                  ------------   ------------   ------------

NET (LOSS) FROM CONTINUING OPERATIONS                  (12,053)       (16,476)       (71,686)
                                                  ------------   ------------   ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
   (NET OF INCOME TAXES)                                    --          1,430         (1,400)
                                                  ------------   ------------   ------------
Net (loss)                                        $    (12,053)  $    (15,046)  $    (73,086)
                                                  ============   ============   ============

INCOME (LOSS) PER COMMON SHARE - BASIC:
   Income (loss) from continuing operations       $      (1.02)  $      (1.39)  $      (6.19)
   Income (loss) from discontinued operations               --           0.12          (0.12)
                                                  ------------   ------------   ------------
Net (loss)                                        $      (1.02)  $      (1.27)  $      (6.31)
                                                  ============   ============   ============

INCOME (LOSS) PER COMMON SHARE - DILUTED:
   Income (loss) from continuing operations       $      (1.02)  $      (1.39)  $      (6.19)
   Income (loss) from discontinued operations               --           0.12          (0.12)
                                                  ------------   ------------   ------------
Net (loss)                                        $      (1.02)  $      (1.27)  $      (6.31)
                                                  ============   ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                11,810         11,810         11,581
                                                  ============   ============   ============
   Diluted                                              11,810         11,810         11,581
                                                  ============   ============   ============

                See notes to consolidated financial statements

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                           Common Stock               Preferred       Additional
                                   ----------------------------         Stock           Paid-In        Accumulated
                                      Shares           Amount          Class A          Capital          Deficit           Total
                                   -----------      -----------      -----------      -----------      -----------      -----------
Balances, March 1, 1998             12,032,802      $       120      $         1      $    73,812      $   (35,564)     $    38,369

Additional common stock in
   connection with a 1987
   acquisition - SBLI                   13,468               --                                                                  --

Exercise of common stock
   warrants - SBLI                      10,000               --                                35                                35

Purchase and retirement of
   common stock - SBLI              (2,544,030)             (25)                           (4,745)                           (4,770)

Conversion of preferred stock
   into common stock - SBLI          2,134,910               21               (1)            (219)                             (199)

Common stock issued - employee
   stock purchase plan - SBLI          162,540                2                               290                               292

Net (loss)                                                                                                 (73,086)         (73,086)
                                   -----------      -----------      -----------      -----------      -----------      -----------

Balances, February 28, 1999         11,809,690              118               --           69,173         (108,650)         (39,359)

Distribution of net assets
   of discontinued operations                                                 --          (18,252)           2,666          (15,586)

Fractional shares paid in cash             (37)              --

Net (loss)                                                                                                 (15,046)         (15,046)
                                   -----------      -----------      -----------      -----------      -----------      -----------

Balances, February 29, 2000         11,809,653              118               --           50,921         (121,030)         (69,991)

Issuance of  Warrants                                                                          60                                60

Net (loss)                                                                                                 (12,053)         (12,053)
                                   -----------      -----------      -----------      -----------      -----------      -----------

Balances, February 28, 2001         11,809,653      $       118      $        --      $    50,981      $  (133,083)     $   (81,984)
                                   ===========      ===========      ===========      ===========      ===========      ===========

                 See notes to consolidated financial statements

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                         YEARS ENDED
                                                           ----------------------------------------
                                                           FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                                               2001          2000          1999
                                                           ------------  ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net (loss)                                              $    (12,053) $    (15,046) $    (73,086)
   Adjustments to reconcile net (loss) to net cash
      provided by (used in) operations:
    Depreciation and amortization of fixed assets                 3,996         4,057         3,742
    Amortization of intangibles and other assets                    619           555           618
    (Income) loss from discontinued operations                       --        (1,430)        1,400
    Write-off of goodwill and intangible assets                     321           392        16,327
    Write-off of investments and other assets                        --           320         1,724
    Write-off of fixed assets                                       181         2,814           911
    Increase (decrease) in other long term liabilities             (631)       (2,253)        5,100
    Allowance for doubtful accounts                               4,600           816         1,849
    Income tax refund received                                       --         1,733            --
    Deferred income taxes                                            --            --         6,952
    Gain on sale of assets                                         (461)       (1,162)       (1,148)
   Change in operating assets and liabilities:
    Accounts receivable                                         (20,804)       (8,153)       10,005
    Prepaid expenses and other current assets                      (145)       (1,495)         (183)
    Accounts payable                                             (3,353)        2,821         1,567
    Accrued payroll and other accrued expenses                   (1,536)       (2,191)       (2,799)
    Increases (decrease) in Medicare and
     Medicaid audit liabilities                                  (6,738)       (2,635)       28,092
    Increase (decrease) in PIP liability                          9,471          (309)       14,364
    Other assets                                                  1,064           (19)          126
                                                           ------------  ------------  ------------
Net cash provided by (used in) operating activities             (25,469)      (21,185)       15,561
                                                           ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                      (2,272)       (4,395)       (4,554)
   Proceed from disposals of assets                                 740         1,127           576
   Acquisitions, net of cash acquired                                --            --        (2,728)
                                                           ------------  ------------  ------------
Net cash used in investing activities                            (1,532)       (3,268)       (6,706)
                                                           ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Employee Stock Purchase Plan                        --            --           292
   Proceeds from exercise of stock options                           --            --            35
   Payoff of revolving line of credit                                --       (18,147)           --
   Purchase and retirement of common stock                           --            --        (4,770)
   Increase in borrowings
    under revolving line of credit                                   --        14,685         1,154
   Proceeds from credit facility                                 27,317        38,377            --
   Proceed from notes payable                                     1,000            --            --
   Payment of notes payable and other
    long term liabilities                                        (5,660)       (2,486)       (5,282)
                                                           ------------  ------------  ------------
Net cash provided by (used in) financing activities              22,657        32,429        (8,571)
                                                           ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                          (4,344)        7,976           284
CASH/CASH EQUIVALENTS, BEGINNING OF PERIOD                        9,299         1,323         1,039
                                                           ------------  ------------  ------------
CASH/CASH EQUIVALENTS, END OF PERIOD                       $      4,955  $      9,299  $      1,323
                                                           ============  ============  ============
SUPPLEMENTAL DATA:
   Cash paid for:
    Interest                                               $     15,506  $      5,132  $        891
                                                           ============  ============  ============
    Income taxes, net                                      $        (32) $     (1,901) $      2,287
                                                           ============  ============  ============
Fixed assets purchased through
   capital lease agreements                                $         --  $         --  $      9,800
                                                           ============  ============  ============
Acquisition of businesses through
   issuance of notes payable                               $        250  $        310  $        760
                                                           ============  ============  ============

                See notes to consolidated financial statements

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2001 ("FISCAL 2001"), FEBRUARY 29, 2000
("FISCAL 2000") AND FEBRUARY 28, 1999 ("FISCAL 1999")
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED OTHERWISE AND PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Tender Loving Care Health Care Services, Inc. ("TLCS" or the "Company") is a leading provider of home health care services. The Company provides a full range of licensed professional and paraprofessional health care personnel services, which include services rendered by registered nurses, licensed practical nurses, home health aides, nurses aides and personal care aide services. Its licensed personnel provide skilled nursing services, including cardiac care, pulmonary management, wound care, behavioral health care, infusion therapy, hospice support and extensive patient and family health care counseling. The Company's paraprofessional services include home health aide services and other unlicensed personnel services to assist with activities of daily living, such as bathing, dressing and grooming.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of TLCS and its wholly-owned subsidiaries. The financial information contained in the accompanying financial statements reflect fiscal years ended on February 28/29. All material intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the fiscal 2001 presentation.

A substantial portion of the Company's service revenues are derived under a form of franchising pursuant to a license agreement under which independent companies or contractors represent the Company within a designated territory. These licensees assign Company personnel including registered nurses, therapists and home health aides to service the Company's clients using the Company's trade names and service marks. The Company pays and distributes the payroll for the direct service personnel who are all employees of the Company, administers all payroll withholdings and payments, bills the customers and receives and processes the accounts receivable. The licensees are responsible for providing an office and paying related expenses for administration including rent, utilities and costs for administrative personnel.

The Company owns all necessary health care related permits and licenses and, where required, certificates of need for operation of licensee offices. The revenues generated by the licensees along with the related accounts receivable belong to the Company. The revenues and related direct costs are included in the Company's consolidated service revenues and operating costs.

The Company pays a distribution or commission to the licensees based on a defined formula of gross profit generated. Generally, the Company pays the licensees 60% of the gross profit attributable to the operations of the franchise. There is no payment to the licensees based solely on revenues.

For fiscal 2001, 2000 and 1999, total distributions or commissions paid to licensees of approximately $23.6 million, $24.9 million and $38.3 million, respectively, were included in the Company's general and administrative expenses.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

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

The Company continually reviews long-lived assets for impairment and, if impaired, remeasures the assets at fair value, whenever events or changes in business circumstances indicate that the carrying value of such assets may not be recoverable. Indicators which reflect the existence of impairment to the carrying value of goodwill include adverse regulatory and reimbursement developments, cash flow deficits, a decrease in historic and anticipated revenue and operating results and a decrease in the fair value of some or all assets. Where negative indicators were present, the carrying value of goodwill and other long-lived assets were reviewed to determine if the assets will be recoverable, based on undiscounted estimated cash flows. In connection with the Company's review in fiscal 1999, the Company determined that goodwill was not recoverable based on undiscounted estimated cash flows. Accordingly, the carrying value of the goodwill had been reduced to estimated fair value as required by FAS 121. The Company reduced the carrying value of goodwill by approximately 75% over the two fiscal years ended February 28, 1999 to reflect these impairment indicators. In the fourth quarter of fiscal 1999, the Company wrote off $15.3 million of goodwill and intangible assets. These amounts primarily resulted from the Company's assessment of the adverse change in health care reform.

As a result of the factors related to the home health care industry, including industry consolidation, changing third-party reimbursement requirements and an uncertain regulatory environment, the Company reduced the useful life of goodwill in fiscal 2000 from forty years to twenty years, effective March 1, 1999. Amortization expense increased by approximately $300 thousand in fiscal 2000 as a result of the decrease in useful lives, offset by a decrease of $300 thousand resulting from the fiscal 1999 write-off of goodwill.

REVENUE RECOGNITION

The Company recognizes revenue on the accrual basis as the related services are provided to customers. The Company's earnings process is completed as each hour of service or home care visit is rendered. Revenues are recorded net of contractual or other allowances to which customers are entitled. Employees assigned to particular customers may be changed at the customer's request or at the Company's initiation. In addition, for financial reporting purposes, a provision for uncollectible and doubtful accounts is provided for amounts billed to customers which may ultimately be uncollectible due to billing errors, documentation disputes or the customer's inability to pay.

Under PPS, which became effective for the Company on October 1, 2000, the Company is paid for its services provided to each Medicare patient based upon an amount determined at the beginning of each 60-day episode of care. Such amount is calculated according to the HHRG (see "Regulatory Developments in the Home Health Care Industry.") The Company records such revenue based upon the applicable HHRG. Prior to October 1, 2000, the Company's Medicare revenues were generated under the IPS which was in effect from March 1, 1998 until September 30, 2000. Under IPS, Medicare reimbursed the Company for covered items and services at the lower of the Company's cost as determined by Medicare, cost limits established by the Federal government, or the amount charged by the Company.

Revenues generated from the sales of licenses and initial license fees are recognized upon signing of the license agreement, if collectibility of such amounts is reasonably assured, since the Company has performed substantially all of its obligations under its licensee agreements by such date. In circumstances where a reasonable basis does not exist for estimating collectibility of the proceeds of the sales of licenses and initial license fees, such amounts are deferred and recognized as collections are made, utilizing the cost recovery method, or until such time that collectibility is reasonably assured.

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

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") provides standards which require publicly held companies to report about operating segments in annual financial statements. All of the Company's operating locations offer home health care services and, for financial reporting purposes, such operations are aggregated in one reportable segment. Consequently, SFAS No. 131 has no effect on the Company's consolidated financial statement disclosure.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), which becomes effective for the Company's consolidated financial statements for periods beginning March 1, 2001, (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities). These statements establish accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. These statements require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management believes the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

2.  DISCONTINUED OPERATIONS

Discontinued operations represent the supplemental staffing services business of SBLI which are included in the Company's results of operations prior to the spin-off date of October 20, 1999 (see Note 1). Substantially all of the revenues and expenses related to the discontinued operations have been historically segregated on a specifically identified basis. However, certain allocations of assets, liabilities and expense were made related to discontinued operations. In the opinion of management, such allocations were made to the discontinued operations in a reasonable and consistent basis using management's estimate of services provided to the discontinued operations by TLCS.

As of the spin-off date, TLCS distributed the net assets of the discontinued operations aggregating $15.6 million. Such amount includes the net assets of the discontinued operations as of February 28, 1999 of $13.3 million, the net income from discontinued operations of $1.4 million for the period March 1, 1999 to October 20, 1999 and $0.9 million of expenses incurred by the Company on behalf of the discontinued operations, prior to the spin-off, for which the related debt was forgiven. Subsequent to the spin-off date, the Company has incurred expenses on behalf of SBLI of approximately $440 thousand of which $200 thousand is unpaid as of February 28, 2001.

The results of operations of the SBLI supplemental staffing business are included in the statements of operations as "Income (loss) from discontinued operations" and are summarized as follows:


                                                        FEBRUARY 29/28,
                                                    -----------------------
                                                      2000          1999
                                                    ---------     ---------
                                                       (a)
Net revenues                                        $  96,250     $ 126,025
Service costs                                          74,252        99,803
General and administrative expenses                    18,086        22,614
                                                    ---------     ---------
Operating profit                                        3,912         3,608

Interest expense, net                                     117         2,712
Depreciation and amortization                             415           906
Other (income) expense, net                             1,066           468
                                                    ---------     ---------
Income (loss) before income taxes                       2,314          (478)

Income tax provision                                      884           922
                                                    ---------     ---------
Net income (loss)                                   $   1,430     $  (1,400)
                                                    =========     =========

(a) Includes the results of discontinued operations through the spin-off date of October 20, 1999.

3.  HEALTH CARE REFORM AND RELATED RESTRUCTURING COSTS

Effective October 1, 2000, the Federal Health Care Financing Administration ("HCFA") enacted a new payment methodology, a Prospective Payment System ("PPS"), for providers of Medicare home health services. Enacted under the Balanced Budget Act of 1997 ("BBA"), PPS replaced the traditional cost based reimbursement system. Under PPS, a base amount is paid for each 60-day episode of care for services provided to each eligible Medicare beneficiary. The amount is calculated according to a HCFA standard formula, the home health resource group ("HHRG"), which measures three dimensions of care: clinical, functional status and service utilization. Home health care providers now have an opportunity to generate profits under PPS if costs are contained under the per-episode payment amounts.

Under PPS, the Company bills Medicare for each 60-day episode of care. The Company is permitted to submit the bill after the first patient visit within the episode period has been made. The Company should receive 60% of such billing (50% for subsequent episodes of care) within approximately two weeks after Medicare has received the bill. After the 60-day episode has ended, the Company renders a final bill for the entire episode. Generally, the Company expects to receive payment of the remaining 40% or 50% of its bill from Medicare approximately two weeks after the final bill is rendered. Medicare fiscal intermediaries are implementing new systems which may result in slower payments than otherwise anticipated. All final billing must be received by Medicare within the later of 60 days after the end of the episode or 60 days after the initial 60%/50% payment date, to enable timely collection of all amounts receivable and retention of amounts received to date for each episode of care. Otherwise, the Company must resubmit billing for the completed episode to collect the respective entire amount receivable. Approximately 55% of the Company's revenues reflect services provided to Medicare patients.

In fiscal 1999, management evaluated the carrying value of the Company's goodwill and intangible assets in light of the impact of IPS, then existing home health care industry conditions and the effects thereof on the Company's operations. Such valuation considered, among other factors, the additional operating losses generated during the third and fourth quarters of fiscal 1999. During the third quarter ended November 30, 1998, the Company experienced losses in some locations as a result of not being able to reduce the number of visits required by its patients and to contain the related costs as mandated by the restrictive guidelines of the IPS enacted in connection with the BBA and reductions in home care payments by other home health care payor sources. The Company reacted by closing certain branches and converted many licensee operated locations to company-owned locations. Upon the closure or sale of locations, the goodwill associated with those locations was written off. Subsequent to November 30, 1998, the Company continued to experience operating difficulties like many other companies in the home health care industry. Accordingly, there was a decline in the value of such businesses. Based upon the foregoing factors, in the fourth quarter ended February 28, 1999, the Company evaluated the net carrying value of goodwill based upon the net present value of future cash flows in accordance with the requirements of SFAS No. 121. As a result, a write-down in goodwill of approximately $15.3 million was recorded in the fourth quarter of fiscal 1999. The Company's actions to increase operational efficiencies, close unprofitable locations and to terminate certain licensee locations, represented a furtherance of a restructuring plan necessitated out of continuing losses and a deteriorating business climate within the home health care industry. The fiscal 1999 net (loss) included $29.0 million of Medicare and Medicaid audit adjustments and restructuring costs of $20.3 million.

A summary of the fiscal 1999 restructuring costs is as follows (in millions of dollars):


                                          YEAR ENDED
                                           FEBRUARY
                                             1999
                                          ----------
Write-off of goodwill and
   intangible assets                       $  15.3
Employee severance and
   reduction in size                           0.8
Write-down of home health care
   related investments and receivables         0.9
Accrued litigation related costs               2.2
Receivables from converted
   licensee locations                          1.1
                                           -------
Total restructuring costs                  $  20.3
                                           =======

As of February 28, 2001, all amounts provided have either been recorded as direct write-downs of assets or expended from the reserves, except for a portion of the remaining accrued litigation related costs described in Note 13.

4.  ACQUISITIONS

Over the past several years the Company made acquisitions for which consideration was paid in cash, the issuance of notes payable and the assumption of certain liabilities. The transactions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. There were no significant acquisitions made during fiscal 2001 or 2000.

In fiscal 1999, the Company acquired the rights to 18 home health care locations previously operated by licensees for aggregate consideration of $3.7 million which included cash paid of $2.1 million, liabilities assumed of $800 thousand and the write-off of notes receivable of $800 thousand. Additionally, the Company acquired ten home health care businesses for aggregate consideration of approximately $800 thousand, including cash paid of $600 thousand and liabilities assumed of $200 thousand. The effect of the fiscal 1999 acquisitions on revenue, net loss and net loss per share on an unaudited pro forma basis for fiscal 1999 is not material.


5.  FIXED ASSETS

Fixed assets consist of the following:


                                      FEBRUARY 28/29,
                                  ----------------------
                                    2001          2000
                                  --------      --------
Computer equipment and
   software                       $ 22,341      $ 21,276
Office equipment, furniture
   and fixtures                      1,450         1,780
Leasehold improvement                  875         1,135
Land and buildings                     106           106
                                  --------      --------
Total, at cost                      24,772        24,297
Less accumulated depreciation
   and amortization                 (8,434)       (6,054)
                                  --------      --------
Fixed assets, net                 $ 16,338      $ 18,243
                                  ========      ========


Computer equipment and software includes approximately $15.4 million for additions made during the three fiscal years ended February 2001. Approximately $8.5 million of this cost is pursuant to a six-year lease agreement which requires payments aggregating $15.0 million through December 2004 (see Note 10). In fiscal 2000, the Company wrote-off the net book value of approximately $2.8 million for equipment which was replaced by the new software and equipment.

During fiscal 1999, the Company wrote off fixed assets relating to closed locations and obsolete computer equipment which is included in restructuring costs. During fiscal 2001, 2000 and 1999, the Company wrote off fully depreciated fixed assets of approximately $1.1 million, $1.7 million and $1.4 million, respectively. During fiscal 2001 and 2000, the write off of net fixed assets relating to closed or sold locations was immaterial.

6.  GOODWILL

Goodwill consists of the following:


                                 FEBRUARY 28/29,
                             ----------------------
                               2001          2000
                             --------      --------
Gross cost                   $ 14,096      $ 13,472
Accumulated amortization       (8,789)       (8,983)
                             --------      --------
Net                          $  5,307      $  4,489
                             ========      ========

The above amounts are net of write-offs of goodwill and intangibles of approximately $300 thousand, $400 thousand and $15.3 million in fiscal 2001, 2000 and 1999, respectively.

The write-off of goodwill in fiscal 2001 and 2000 were related to the sale of twelve locations. The related amounts were recorded as a reduction of the gain on sale of assets, included in Other (Income) Expense, net. The write-offs of goodwill and intangible assets in fiscal 1999 resulted from the Company's assessment of the adverse impact of health care reform for which relevant indicators reflected the existence of impairment to the carrying values of long-lived assets.

7.  ACCRUED EXPENSES

Accrued expenses include $4,922 and $1,603 at February 28, 2001 and February 29, 2000, respectively, of accrued distributions payable to licensees.

8.  ACCRUED PAYROLL AND PAYROLL RELATED EXPENSES

Accrued payroll and payroll related expenses consist of the following:

                            FEBRUARY 28/29,
                          -------------------
                           2001        2000
                          -------     -------
Accrued payroll           $ 6,484     $ 5,718
Accrued insurance          13,332      14,906
Accrued payroll taxes       1,512       1,470
Other                         404         902
                          -------     -------
Total                     $21,732     $22,996
                          =======     =======

Beginning in January 1999, the Company maintained most of its health insurance coverage under a self-insured policy with stop-loss coverage. Health insurance consists of coverage for medical and prescription drug costs. Stop-loss coverage is maintained under specific excess loss insurance with a deductible of $100 per family and a specific reimbursement maximum of $900 thousand per covered person. Essentially, the Company is responsible for the first $100 in claims per covered family, and then each family member is covered for the balance of claims up to $1.0 million.

9.  MEDICARE AND MEDICAID LIABILITIES

Medicare and Medicaid liabilities include amounts payable or estimated to be payable to Federal or state government agencies as a result of the Company's participation in Medicare and Medicaid programs. These amounts consist of the following:


                                         FEBRUARY 28/29,
                                     -----------------------
                                       2001          2000
                                     --------      --------
Medicare:
Periodic interim payment ("PIP")
   liability(a)                      $ 28,121      $ 18,649
Completed audits(b)                    15,051        12,451
Audits in process or not yet
   conducted(c)                         8,000        15,000
                                     --------      --------
                                       51,172        46,100
                                     --------      --------

Medicaid(d):
Completed assessments(e)                4,400         4,600
Assessments in process or not
   yet conducted(f)                     1,498         3,637
                                     --------      --------
                                        5,898         8,237
                                     --------      --------
Total                                  57,070        54,337

Less current portion                  (10,713)      (10,401)
                                     --------      --------
Long-term Medicare and
   Medicaid liabilities              $ 46,357      $ 43,936
                                     ========      ========

(a) PIP liability represents amounts received from Medicare in excess of the Company's related volume of business. For periods prior to October 2000, the Company received regular bi-weekly payments based on past Medicare activity of participating offices. Additionally, in February 2001, the Company received $12.0 million in a one-time advance payment. Excess PIP amounts received are required to be repaid to the Medicare program pursuant to a four-year repayment plan, as described below.

(b) The fiscal intermediary has completed audits for which the Company has received a Notice of Provider Reimbursement. These audits consist of substantially all branch operating location audits for fiscal 1999 and prior years thereto and home office audits through fiscal 1998. All years prior to fiscal 1999 are closed relative to substantially all field and home office operating location audits.

(c) The fiscal intermediary has not yet commenced an audit or is currently conducting audits for which no Notice of Provider Reimbursement has been received. The home office cost report audit has not yet been performed for fiscal 2001 or fiscal 2000 and no field audits have been conducted to date for fiscal 2001 or 2000. The Company has been notified that audits relative to fiscal 2001 and 2000 will not commence until after October 1, 2001. The fiscal 1999 home office audit is in progress. Based upon the results of those audits conducted for prior years, together with the results of mediation hearings between HCFA and the Company to date, the Company believes that the estimated accrual for the open audit periods is adequate.

(d) Medicaid liabilities consist of third party liability ("TPL") to state Medicaid agencies which have challenged the eligibility of individuals for whom services were provided. The related claims are being reviewed by the state encompassing years prior to fiscal 1998 for which the Company has been paid. The Company has reached a settlement for a portion of its TPL and is continuing to negotiate to resolve amounts payable to these state agencies. In fiscal 2001 and 2000, total payments of $3.0 million and $3.6 million were made, offset by $600 thousand and $900 thousand of increased liabilities, respectively.

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

In May 2001, the Company obtained an amendment to its repayment agreement ("the Agreement") from HCFA for the repayment of all excess PIP amounts and all audit liabilities relative to periods through February 28, 2001. The Agreement, as amended, revised the terms of a prior repayment agreement reached in December 1999, resulting in reduced monthly payments in earlier periods and an extension of the maturity date of the repayment plan. The Agreement, as amended, provides for aggregate, monthly payments of principal and interest from June 2001 through May 2005. The required monthly payments are $750 thousand in June 2001 through February 2002, $1.0 million in March 2002 through November 2002, $1.5 million in December 2002 through May 2004 and $1.75 million in June 2004 through May 2005. Any remaining liabilities as of May 2005 for periods covered by the Agreement will then be paid in a balloon payment, the amount of which is to be determined no later than March 1, 2005. Any overpayments or audit liabilities that are successfully appealed by the Company are being subtracted from the total amounts owed. Interest is accrued from the date of each assessment at the government rate of interest (currently at 13.75% per annum). United Government Services LLC ("UGS"), a fiscal intermediary for HCFA, collects amounts due under the repayment plan by offsetting against current remittances due to the Company. UGS has offset $10.2 million during fiscal 2001, including $4.2 million of excess PIP and $6.0 million related to field and desk audits. If no Medicare accounts receivable are available for offset as amounts become due under the repayment plan, then all remaining amounts owed pursuant to the repayment plan may become immediately due and payable.

The current and long-term portions of the Company's Medicare liabilities have been allocated based upon the terms of the Medicare repayment agreement. The current and long-term portions of the Company's Medicaid liabilities have been classified as current liabilities except where the Company has obtained payment terms.

The Company continues to appeal many audit issues and engages outside professional advisors to support the Company's positions on these issues. The Company anticipates that any resolution of the appeals may take up to several years and is unable to predict the ultimate outcome of matters for all open audit periods. Based upon the results of audit findings to date, no adjustment is needed to the aggregate amount of Medicare and Medicaid liabilities in the accompanying consolidated financial statements.

10.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                   FEBRUARY 28/29,
                                               ----------------------
                                                 2001          2000
                                               --------      --------
Borrowings under credit facility(a)            $ 65,694      $ 38,377
Obligations under capital leases(b)               7,201         9,794
Notes payable related to acquisitions(c)          3,193         3,323
Other notes payable(d)                            3,718         3,318
Notes payable - trade vendors(e)                  2,854         4,411
                                               --------      --------
Total                                            82,660        59,223
Less current portion                             (7,230)       (5,872)
                                               --------      --------
Long-term debt(f)                              $ 75,430      $ 53,351
                                               ========      ========


(a) The Company finances its operations through an accounts receivable purchase program with an entity which provides health care accounts receivable financing. Under the program, the Company may sell to an affiliate of such entity up to $85 million of the Company's eligible accounts receivable. The maximum permitted amount of accounts receivable which can be purchased was increased in November 2000, to $85 million from $60 million, for which the Company paid $500 thousand. Additionally, upon establishing the financing program in December 1999, the Company paid approximately $1.1 million in non-refundable fees and granted to its financing source, to the extent permitted by law, a security interest in substantially all of the Company's trade accounts receivable. The Company has obtained net funding of $65.7 million and $38.4 million as of February 28, 2001 and February 29, 2000, respectively. Of the amounts realized, approximately $18.1 million was paid to the Company's prior senior lending institution and the balance is being used for payments on other indebtedness and for working capital purposes.

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

The financing program is for an initial term of three years ending December 31, 2002. Under the terms of the financing program, the Company sells its eligible trade accounts receivable for which the Company receives in cash approximately 80% of eligible receivables, less certain fees and reserves. As cash is collected from trade customers, the remaining 20% of the sale price of accounts receivable are paid to the Company. Eligible receivables are defined as certain trade accounts receivable which have been outstanding for less than 180 days. The financing agreement contains certain financial covenants which, among other things, provide for a maximum level of allowable net loss before income taxes. The Company obtained waivers from the financing facility to provide adequate relief from the maximum net loss covenant for fiscal 2001 and 2000. The Company pays a program fee of 11.5% per annum on the outstanding amount of eligible receivables. The financing agreement provides for the financial institution to purchase such receivables up to specified aggregate limits so long as the receivables meet certain qualitative and quantitative criteria and the Company is in compliance with the terms of the agreement. There have been no events of default under the terms of the agreement, as amended, thereby permitting on-going funding of operations.

The Company's consolidated balance sheet reflects net current assets of $18.6 million and total stockholders' equity (deficit) of ($82.0) million at February 28, 2001. In addition, the Company has incurred losses in each of the three years ended February 28, 2001. Management continues to pursue various strategies, including but not limited to, obtaining additional financing, cost reductions, change in revenue mix and negotiating with new and existing payor sources. The Company believes that cash provided by operations, which is expected to improve as a result of the change to PPS which became effective October 1, 2000, together with the availability of financing as described in the preceding paragraph, will provide adequate funds for the Company's current level of operations and debt obligations through February 2002.

(b) At February 28, 2001, the Company had capital lease agreements for computers and other equipment through December 2004. The Company's capital lease obligations includes a six-year lease agreement in the amount of $10.3 million which requires average monthly installments of $239 thousand through December 2003 and $183 thousand per month, thereafter. The net aggregate carrying value of the assets under capital leases and a secured term loan (see d. below) was approximately $9.5 million and $10.2 million at February 28, 2001 and February 29, 2000, respectively, and such amounts are included in Fixed Assets.

(c) At February 28, 2001, the Company had an aggregate outstanding balance of notes payable related to acquisitions of $3.2 million. The notes payable bear annual interest from 7.50% to 10.00% and have maturity dates through September 2010.

(d) At February 28, 2001, the Company had an aggregate outstanding balance of $3.7 million under two separate term loans. The first of these term loans has an outstanding balance of $2.7 million at February 28, 2001. The loan was obtained to refinance a series of equipment leases and is secured by certain computer equipment previously provided as collateral under those leases with the same lending institution. The Company paid $84 thousand per month through April 2001 and is required to pay $120 thousand per month from May 2001 through April 2003. This term loan bears annual interest at 10.0% and matures in April 2003. The second term loan relates to proceeds received in May 2000 from an outside investor. As consideration for the amount received, the Company issued a subordinated promissory note payable in the amount of $1.0 million and warrants to purchase 333,333 shares of TLCS common stock. The note payable bears interest at 8% per annum and requires 36 monthly principal payments of approximately $12 thousand each from January 2002 through December 2004 with the remaining principal balance of approximately $571 thousand payable on January 1, 2005. Interest was accrued from May 31, 2000 and is being paid monthly from January 2001 until the outstanding principal is paid. The warrants are exercisable at $.20 per share and expire on January 1, 2005.

(e) The Company has separate unsecured promissory notes payable to approximately 25 trade vendors for which the aggregate balances at February 28, 2001 and February 29, 2000 were approximately $2.9 million and $4.4 million, respectively. These notes were signed to obtain extended payment terms. These notes have interest rates ranging from zero to 13% (weighted average rate of 8.5%) with maturity dates through June 2002.

(f) Repayments of long-term debt at February 28, 2001 are due as follows:


                         OBLIGATIONS
                            UNDER
                           CAPITAL       OTHER
YEARS ENDING FEBRUARY       LEASES        DEBT        TOTAL
---------------------    -----------    --------     -------
2002                      $  3,023      $  4,207     $ 7,230
2003                         2,469        67,872      70,341
2004                         1,560         1,291       2,851
2005                           149           272         421
2006                            --           289         289
Thereafter                      --         1,528       1,528
                          --------      --------     -------
Total                     $  7,201      $ 75,459     $82,660
                          ========      ========     =======


11.  OTHER LIABILITIES

                                   FEBRUARY 28/29,
                                  -----------------
                                   2001       2000
                                  ------     ------
Accrued litigation(a)             $1,900     $2,431
Rent escalation liability(b)         527        631
Other                                104        100
                                  ------     ------
Total                             $2,531     $3,162
                                  ======     ======

(a) Loss accrual for the aggregate, estimated amount to settle or litigate open legal matters.

(b) The lease on the Company's corporate headquarters requires scheduled rent increases through September 30, 2005. A rent escalation liability is recorded for the amounts required to record the expense of this lease on a straight-line basis over the life of the lease, in excess of payments made. The balance of this liability was $719 thousand and $822 thousand at February 28, 2001 and February 29, 2000 of which $192 thousand and $191 thousand, respectively, was included in accrued expenses.

12.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                            YEARS ENDED
             ------------------------------------------
             FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,
                 2001           2000           1999
             ------------   ------------   ------------
Current:
Federal      $      0       $          0   $     (1,733)
State             100                100            139
Deferred            0                  0          7,705
             --------       ------------   ------------
Total        $    100       $        100   $      6,111
             ========       ============   ============

The provision for income taxes in fiscal 1999 consists of a valuation allowance of $26.9 million offset by potential tax benefits of $19.1 million resulting from losses incurred in that period. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits resulting from operating losses and other temporary differences are "more likely than not" to be realized, as required by SFAS 109. In fiscal 1999 the Company recorded an income tax receivable of $1.7 million, resulting from the carryback of net operating losses, which was received in fiscal 2000. As of February 28, 2001, the Company has a Federal net operating loss carryforward of approximately $37.6 million which if unused will expire in 2019 through 2021.

The deferred tax assets (liabilities) at February 28, 2001 and February 29, 2000 are comprised of the following:


                                             FEBRUARY 28/29,
                                         ----------------------
                                           2001          2000
                                         --------      --------
Current:
   Allowance for doubtful
       accounts receivable               $  4,160      $  2,175
   Accruals not currently
       deductible                           5,090         5,137
                                         --------      --------
                                            9,250         7,312
   Valuation allowance                     (9,250)       (7,312)
                                         --------      --------
       Current                                  0             0
                                         --------      --------

Non-Current:
   Goodwill and intangible assets           3,629         6,260
   Accelerated depreciation                  (555)         (770)
   Accruals not currently deductible        9,430        13,941
   Other assets (liabilities)                 439           381
   Net operating loss carryforward         12,938         4,471
                                         --------      --------
                                           25,881        24,283
   Valuation allowance                    (25,881)      (24,283)
                                         --------      --------
       Non-current                              0             0
                                         --------      --------
       Total                             $      0      $      0
                                         ========      ========

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

                                                YEARS ENDED
                                --------------------------------------------
                                FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                    2001            2000            1999
                                ------------    ------------    ------------
Federal statutory rate                  34.0%           34.0%           34.0%
State and local income
  taxes, net of Federal
  income tax benefit                    (4.1)           (2.8)            1.6
Write-off of goodwill and
  intangible assets                      0.0            (0.4)           (3.7)
Non-deductible spin-off costs            0.0            (1.5)            0.0
Goodwill amortization                   (1.0)           (0.8)           (0.2)
Valuation allowance                    (29.3)          (28.8)          (41.0)
Other                                   (0.4)           (0.3)            0.0
                                ------------    ------------    ------------
Effective rate                          (0.8)%          (0.6)%          (9.3)%
                                ============    ============    ============

13.  COMMITMENTS AND CONTINGENCIES

Approximate minimum annual rental commitments for the remaining terms of the Company's noncancellable operating leases relating to office space and equipment rentals are as follows:


YEARS ENDING
FEBRUARY
-------------
   2002                   $  4,516
   2003                      3,636
   2004                      3,071
   2005                      2,360
   2006                      1,216
   Thereafter                   19
                          --------
   Total                  $ 14,818
                          ========

Certain leases require additional payments based upon property tax and maintenance expense escalation.

Aggregate rental expense for fiscal 2001, 2000 and 1999 approximated $5.2 million, $6.0 million and $6.2 million, respectively.

The Company has entered into employment agreements with several officers which require minimum aggregate payments of approximately $2.7 million, $2.2 million, $1.4 million, $1.3 million and $1.4 million over the next five fiscal years. Agreements with two executives provide, in the event of their death, for the continued payment of their compensation to their beneficiaries for the duration of their agreements. Additionally, certain officers have entered into agreements which provide that in the event of change in control of, and the discontinuance of such employee's employment, the Company will pay a lump sum amount of 2.99 times the average annual compensation paid to the employee during the five-year period immediately preceding the date of the discontinuance of employment.

On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former licensees (franchisees) of the Company for the territory comprising certain counties in and around Los Angeles, California and their holding company, instituted an action against the Company subsidiaries Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District Court for the Central District of California on December 22, 1998. Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs. The plaintiffs are seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. The plaintiffs have not specified the amount of damages they are seeking. Discovery is currently in process.

On April 30, 1999, Nursing Services of Iowa, Inc., Helen Kelly, Geri-Care Home Health, Inc. and Jacquelyn Klooster, two former home health care licensees of the Company and their principals in Des Moines and Sioux City, Iowa, respectively, commenced an action in the United States District Court for the Southern District of Iowa, Central Division against the Company's subsidiaries Staff Builders International, Inc., Staff Builders Services, Inc., Staff Builders, Inc., and certain executive officers of the Company. The action alleges claims under the RICO, claiming a series of deliberate and illegal actions designed to defraud Staff Builders' franchisees, as well as claims for negligence, breach of fiduciary duty, breach of contract, fraudulent misrepresentation and violation of the Iowa franchise law. The complaint seeks unspecified money damages, a claim for treble damages on the RICO claims and punitive and exemplary damages. Pursuant to the Company's motion, all of the RICO counts except for one count were dismissed by the Court. The Company's motion for summary judgment was granted on May 25, 2001, which reduced the lawsuit to one for breach of contract only.

The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.

Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has recorded a loss accrual of approximately $1.9 million as of February 28, 2001 for the aggregate, estimated amount to litigate or resolve such matters. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

14.  STOCKHOLDERS' EQUITY (DEFICIT)

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

A total of 1,918,750 ISO's were granted under the 1999 Stock Option Plan, at a price of $.10, of which 1,897,750 remain outstanding at February 28, 2001. The options outstanding at February 28, 2001 have a weighted average remaining contractual life of 6.8 years.

No options were exercised and 21,000 options were terminated during fiscal 2001. There were 946,376 options exercisable at February 28, 2001, at a price of $.10 per share, with a weighted average remaining contractual life of 6.8 years.

The Company has adopted the disclosure provisions of the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans. Information with respect to the stock option plans reflects the TLCS stock option plan for fiscal 2001 and 2000 and the SBLI stock option plans for fiscal 1999. Had the Company recorded compensation expense for the stock options based on the fair value at the grant date for awards in fiscal years ended 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company's net (loss) and net (loss) per share would have reflected the following pro forma amounts:


                                                    YEARS ENDED
                                   ---------------------------------------------
                                   FEBRUARY 28,    FEBRUARY 29,     FEBRUARY 28,
                                       2001            2000             1999
                                   ------------    ------------     ------------
Net (loss)
        - as reported              $    (12,053)     $  (15,046)     $  (73,086)
Net income (loss)
        - pro forma                     (12,201)        (15,490)        (73,099)
Basic earnings (loss)
       per share - as reported            (1.02)          (1.27)          (6.31)
Basic earnings (loss)
       per share - pro forma              (1.03)          (1.31)          (6.31)
Diluted earnings (loss)
       per share - as reported            (1.02)          (1.27)          (6.31)
Diluted earnings (loss)
       per share - pro forma              (1.03)          (1.31)          (6.31)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 2001, 2000 and 1999, respectively: expected volatility of 80%, 80% and 142%; risk-free interest rate averaging 5.75%, 6.00% and 5.50%; and expected lives of 10 years for all.

STOCK WARRANTS

In connection with the receipt of a $1.0 million loan (see Note 10), the Company granted warrants for the purchase of 333,333 shares of its common stock at $.20 per share. These warrants expire on January 1, 2005.

COMMON SHARES RESERVED

The following represents common shares reserved and available for issuance, at February 28, 2001, for options and warrants granted:


                                                               AVAILABLE
                                          RESERVED           FOR ISSUANCE
                                          --------           ------------
1999 Stock Option Plan                   1,897,750              852,250
Stock Warrants                             333,333

15.  UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for fiscal 2001 and 2000 are as follows (in thousands, except per share data):



                                                   FIRST           SECOND            THIRD           FOURTH
                                                  QUARTER          QUARTER          QUARTER          QUARTER
                                                -----------      -----------      -----------      -----------
FISCAL 2001
Total revenues(1)                               $    56,660      $    56,198      $    59,694      $    67,537
                                                ===========      ===========      ===========      ===========
Income (loss) from operations
    before interest, income taxes,
    depreciation and amortization               $      (524)     $      (551)     $     1,265      $     6,222
                                                ===========      ===========      ===========      ===========
Net income (loss)(1)                            $    (4,667)     $    (4,807)     $    (3,583)     $     1,004
                                                ===========      ===========      ===========      ===========
Net income (loss) per common share-basic        $     (0.40)     $     (0.41)     $     (0.30)     $      0.09
                                                ===========      ===========      ===========      ===========
Net income (loss) per common share-diluted      $     (0.40)     $     (0.41)     $     (0.30)     $      0.09
                                                ===========      ===========      ===========      ===========

                                                   FIRST           SECOND            THIRD           FOURTH
                                                  QUARTER          QUARTER          QUARTER          QUARTER
                                                -----------      -----------      -----------      -----------
FISCAL 2000
Total revenues                                  $    70,095      $    65,732      $    61,623      $    58,239
                                                ===========      ===========      ===========      ===========
Income (loss) from continuing
    operations before interest,
    income taxes, depreciation
    and amortization                            $    (1,555)     $    (2,078)     $      (758)     $       858
                                                ===========      ===========      ===========      ===========
Income (loss) from continuing
    operations(2)                               $    (2,959)     $    (4,042)     $    (5,296)     $    (4,179)
Income (loss) from discontinued
    operations(3)                               $       775      $     1,476      $      (821)     $        --
                                                -----------      -----------      -----------      -----------
Net (loss)                                      $    (2,184)     $    (2,566)     $    (6,117)     $    (4,179)
                                                ===========      ===========      ===========      ===========

Net income (loss) per common share-basic:
Income (loss) from continuing
    operations                                  $     (0.25)     $     (0.34)     $     (0.45)     $     (0.35)
Income (loss) from discontinued
    operations                                         0.07             0.12            (0.07)              --
                                                -----------      -----------      -----------      -----------
Net (loss)                                      $     (0.18)     $     (0.22)     $     (0.52)     $     (0.35)
                                                ===========      ===========      ===========      ===========

Net income (loss) per common share-diluted:
Income (loss) from continuing
    operations                                  $     (0.25)     $     (0.34)     $     (0.45)     $     (0.35)
Income (loss) from discontinued
    operations                                         0.07             0.12            (0.07)              --
                                                -----------      -----------      -----------      -----------
Net (loss)                                      $     (0.18)     $     (0.22)     $     (0.52)     $     (0.35)
                                                ===========      ===========      ===========      ===========

(1) The fourth quarter of fiscal 2001 was the first full quarter in which the Company provided Medicare services under PPS. The increase in revenue and profitability was primarily due to improved rates for services under PPS as compared to cost reimbursement previously provided under IPS.

(2) During the third quarter of fiscal 2000, the Company recorded spin-off transaction related costs of $700 and a net loss from the disposal of fixed assets of $1.6 million.

(3) The results of operations of the discontinued operations reflect the period from March 1, 1999 through the spin-off date of October 20, 1999.

16. CHANGE IN FISCAL YEAR-END

During the fourth quarter of fiscal 2001, the Board of Directors voted unanimously to authorize the Company's senior officers to change the Company's fiscal year-end. On February 26, 2001, pursuant to authority granted by such vote, the senior officers determined that the Company would change its fiscal year-end to March 31 from February 28/29.

SCHEDULE II

TENDER LOVING CARE HEALTH CARE SERVICES, INC.

VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                                              YEARS ENDED
                                              --------------------------------------------
                                              FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                                  2001            2000            1999
                                              ------------    ------------    ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
      Balance, beginning of period            $      5,900    $      5,084    $      3,235

      Charged to costs and expenses                  3,482           2,843           6,350

      (Deductions) recoveries                        1,118          (2,027)         (4,501)
                                              ------------    ------------    ------------

      Balance, end of period                  $     10,500    $      5,900    $      5,084
                                              ============    ============    ============

ACCUMULATED AMORTIZATION OF
      INTANGIBLE ASSETS:

      Balance, beginning of period            $      8,983    $      8,926    $      9,064

      Charged to costs and expenses                    619             554             618

      Write-off of fully amortized assets             (813)           (497)           (756)
                                              ------------    ------------    ------------

      Balance, end of period                  $      8,789    $      8,983    $      8,926
                                              ============    ============    ============

DEFERRED INCOME (NETTED AGAINST
      FRANCHISE NOTES RECEIVABLE):

      Balance, beginning of period            $      1,546    $      2,182    $      4,086

      Charged to notes receivable                       --             141             502

      Deductions                                      (392)           (777)         (2,406)
                                              ------------    ------------    ------------

      Balance, end of period                  $      1,154    $      1,546    $      2,182
                                              ============    ============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no such changes or disagreements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth as to each director and each executive officer of the Company: (1) such person's name; (2) the year in which such person was first elected (or designated) a director of the Company; (3) all positions and offices with the Company held by such person; (4) such person's term of office as director or officer and the period during which such person has served as such;
(5) biographical information for the last five years; (6) certain other directorships, if any, held by such person; and (7) such person's age.


                                                        PRINCIPAL OCCUPATION
                                                    DURING THE PAST FIVE YEARS,                   YEAR FIRST
                                                      ANY OFFICE HELD IN THE                        ELECTED
                                                       COMPANY AND ANY OTHER                        AS A
NAME                             AGE                      DIRECTORSHIPS                            DIRECTOR
----                             ---                --------------------------                    -----------
Stephen Savitsky                 55    Mr. Savitsky has served as Chairman of the Board,              1999
                                       Chief Executive Officer and a Director of the Company
                                       since October 1999. From 1983 to the present,
                                       Mr. Savitsky has served as Chairman of the Board,
                                       Chief Executive Officer and a Director of Staff
                                       Builders, Inc.  Mr. Savitsky also served as President
                                       of Staff Builders, Inc. from November 1991 until
                                       November 30, 1998.  Mr. Savitsky is the brother of
                                       David Savitsky.

Dale R. Clift                    50    Mr. Clift has served as President, Chief Operating             1999
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


                                                        PRINCIPAL OCCUPATION
                                                    DURING THE PAST FIVE YEARS,                   YEAR FIRST
                                                      ANY OFFICE HELD IN THE                        ELECTED
                                                       COMPANY AND ANY OTHER                        AS A
NAME                             AGE                      DIRECTORSHIPS                            DIRECTOR
----                             ---                --------------------------                    -----------
David Savitsky                   53    Mr. Savitsky has served as Vice Chairman, Government           1999
                                       Relations and a Director of the Company since October
                                       1999 for which he spends approximately 25% of his
                                       business time.  From 1983 to the present, Mr.
                                       Savitsky has served as Secretary, Treasurer and a
                                       Director of Staff Builders, Inc. and as President of
                                       Staff Builders, Inc. from December 1, 1998 to the
                                       present.  In addition, Mr. Savitsky served as
                                       Executive Vice President of Staff Builders, Inc. from
                                       December 1987 through November 1998 and as Chief
                                       Operating Officer of Staff Builders, Inc. from April
                                       1991 through November 1998.  Mr. Savitsky is the
                                       brother of Stephen Savitsky.

Jonathan J. Halpert, Ph.D.       56    Dr. Halpert has served as a Director of the Company            1999
                                       since October 1999.  He is a consultant in the area
                                       of deinstitutionalization of the mentally retarded
                                       and Chief Executive Officer of the Camelot Community
                                       Residence Program.  Dr. Halpert has served as a
                                       Director of Staff Builders, Inc., since August 1987.

Bernard J. Firestone, Ph.D.      52    Dr. Firestone has served as a Director of the Company         1999
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

Willard T. Derr                  44    Mr. Derr has served as Senior Vice President, Chief      Not Applicable
                                       Financial Officer, Corporate Controller and Treasurer
                                       of the Company since October 1999.  From March 1998
                                       to October 1999, Mr. Derr was the Senior Vice
                                       President and Corporate Controller of Staff Builders,
                                       Inc. From




                                                        PRINCIPAL OCCUPATION
                                                    DURING THE PAST FIVE YEARS,                   YEAR FIRST
                                                      ANY OFFICE HELD IN THE                        ELECTED
                                                       COMPANY AND ANY OTHER                        AS A
NAME                             AGE                      DIRECTORSHIPS                            DIRECTOR
----                             ---                --------------------------                  -------------
                                       February 1993 to March 1998, Mr. Derr was
                                       the Vice President and Controller of a
                                       principal subsidiary of Staff Builders,
                                       Inc.

Renee J. Silver                  45    Ms. Silver has served as Vice President and General      Not Applicable
                                       Counsel of the Company since October 1999.  From
                                       November 1994 to October 1999, Ms. Silver was the
                                       Vice President and General Counsel of Staff Builders,
                                       Inc.

The following directors were scheduled to be elected at the Company's Annual Meeting of Stockholders in the years 2000 and 2001, respectively: Stephen Savitsky in the year 2000 and David Savitsky and Jonathan Halpert in the year 2001. The Company determined, based upon cost considerations, that it would not hold an Annual Meeting of Stockholders in 2000 and 2001. Accordingly, Stephen Savitsky, David Savitsky and Jonathan Halpert will continue to serve as directors until their successors are duly elected and qualified. The following directors are scheduled to be elected at the Company's Annual Meeting of Stockholders in the year 2002: Dale Clift and Bernard Firestone. The Company does not presently know whether its financial condition will permit it to bear the cost of holding an Annual Meeting of Stockholders in 2002 or beyond in which event the directors scheduled to be elected at those meetings may be holdover directors as well.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Compensation and Stock Option Committee is composed of Bernard J. Firestone and Jonathan J. Halpert.

No member of the Compensation Committee of the Board of Directors of the Company was, during the fiscal year ended February 28, 2001, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure pursuant to applicable rules and regulations of the Securities and Exchange Commission. During the fiscal year ended February 28, 2001, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than ten percent of the Common Stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common

Stock. Officers, directors and persons owning more than ten percent of the Company's Common Stock, are required to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of copies of such reports furnished to the Company and written representations from its officers and directors that no other reports were required, during the fiscal year ended February 28, 2001, all Section 16(a) filing requirements applicable to its executive officers, directors and persons owning beneficially more than ten percent of the Common Stock were complied with on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the information concerning the compensation paid by the Company during fiscal 2001, the compensation paid by both the Company and Staff Builders, Inc., combined, for fiscal 2000 and the compensation paid solely by Staff Builders, Inc. for fiscal 1999, to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE


                                                                                                   LONG-TERM
                                                                                                  COMPENSATION
                                                               ANNUAL COMPENSATION                   AWARDS
                                                 ----------------------------------------         ------------
                                                                                                   SECURITIES
NAME AND PRINCIPAL                                                               BONUS             UNDERLYING
POSITION                                         YEAR         SALARY         COMPENSATION          OPTIONS(#)
------------------                               ----      -------------     ------------         ------------
Stephen Savitsky                                 2001      $  295,374         $  150,000                 --
Chairman and Chief Executive Officer             2000      $  494,277(1)              --            400,000(2)
                                                 1999      $  594,991                 --          1,383,691(3)


Dale R. Clift                                    2001      $  464,615         $  150,000                 --
President and Chief Operating Officer            2000      $  330,769(4)      $  100,000(5)         500,000(2)
                                                 1999      $  244,781         $  143,665            700,000(3)

Sandra Parshall(6)                               2001      $  204,000         $   12,240                 --
Sr. Vice President,                              2000      $  203,346(7)      $   20,000(5)         100,000(2)
Operations of a Principal Subsidiary             1999      $  170,654                 --             75,000(3)

Willard T. Derr                                  2001      $  168,615         $   20,000                 --
Chief Financial Officer,                         2000      $  160,000(8)      $   22,500(5)          75,000(2)
Sr. Vice President, Corporate                    1999      $  139,476                 --             50,000(3)
Controller and
Treasurer

Renee J. Silver                                  2001      $  181,769                 --                 --
Vice President and                               2000      $  171,000(9)              --             50,000(2)
General Counsel                                  1999      $  161,398                 --             40,000(3)

(1) From March 1, 1999 to October 20, 1999, $393,441 was paid by Staff Builders, Inc. and from October 21, 1999 to February 29, 2000, $100,836 was paid by the Company. See "Executive Compensation - Employment Agreements" and "Certain Relationships and Related Transactions".

(2) Represents options to purchase shares of the Company's Common Stock.

(3) Represents options to purchase shares of Staff Builders, Inc. Class A common stock. However, Ms. Parshall's, Ms. Silver's and Mr. Derr's rights to exercise Staff Builders, Inc. options have expired.

(4) From March 1, 1999 to October 20, 1999, $190,384 was paid by Staff Builders, Inc. and from October 21, 1999 to February 29, 2000, $140,385 was paid by the Company. See "Executive Compensation - Employment Agreements".

(5) Bonus paid by the Company during fiscal 2000 subsequent to the spin-off.

(6) Ms. Parshall is no longer an executive officer of the Company. However, she continues to serve as an officer of a principal subsidiary.

(7) From March 1, 1999 to October 20, 1999, $128,807 was paid by Staff Builders, Inc. and from October 21, 1999 to February 29, 2000, $74,539 was paid by the Company. See "Executive Compensation - Employment Agreements".

(8) From March 1, 1999 to October 20, 1999, $101,538 was paid by Staff Builders, Inc. and from October 21, 1999 to February 29, 2000, $58,462 was paid by the Company. See "Executive Compensation - Employment Agreements".

(9) From March 1, 1999 to October 20, 1999, $107,885 was paid by Staff Builders, Inc. and from October 21, 1999 to February 29, 2000, $63,115 was paid by the Company. See "Executive Compensation - Employment Agreements".

OPTION GRANTS TABLE

No options were granted to any named executive officer of the Company during the fiscal year ended February 28, 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE TABLE

The following table provides information concerning the number and value of stock options exercised during the fiscal year ended February 28, 2001, and held at the end of such fiscal year, by the Named Executive Officers. No SARs were exercised during such fiscal year, and no SARs are held by any Named Executive Officer, because the Company does not have any plans providing for SARs.



                                                                                           VALUE OF
                                                             NUMBER OF                    UNEXERCISED
                                                       SECURITIES UNDERLYING             IN-THE-MONEY
                         SHARES                         UNEXERCISED OPTIONS                OPTIONS
                        ACQUIRED                           AT 2/28/01                     AT 2/28/01
                           ON         VALUE               EXERCISABLE/                   EXERCISABLE/
      NAME              EXERCISE     REALIZED              UNEXERCISABLE                 UNEXERCISABLE
      ----              --------     --------           -------------------              -------------
Stephen Savitsky          --            --                 200,000/200,000               $20,000/$20,000
Dale R. Clift             --            --                 250,000/250,000               $25,000/$25,000
Sandra Parshall           --            --                 50,000/50,000                 $5,000/$5,000
Willard T. Derr           --            --                 37,500/37,500                 $3,750/$3,750
Renee J. Silver           --            --                 25,000/25,000                 $2,500/$2,500

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

On October 20, 1999, the Company entered into a three-year employment agreement with Willard T. Derr to serve as Chief Financial Officer, Senior Vice President, Corporate Controller and Treasurer of the Company. The employment agreement provides for a base salary of $160,000 per annum and an automobile allowance of $300 per month. If within 12 months after a "change of control" Mr. Derr's employment is terminated other than for "cause", he will be entitled to receive a lump-sum severance payment equal to 2.99 times his average annual compensation for the five calendar years prior to termination. A termination is for "cause" if Mr. Derr is insubordinate, materially breaches the terms of his employment agreement, engages in willful misconduct, acts in bad faith, commits a felony or perpetrates a fraud against the Company. Under his employment agreement, Mr. Derr is obligated to devote his full business time to the affairs of the Company, and he is prevented from competing with the Company during the term of his employment and for six months thereafter and from soliciting any employees or customers of the Company during the term of his employment and for twelve months thereafter.

On October 20, 1999, the Company entered into a three-year employment agreement with Renee J. Silver to serve as Vice President and General Counsel of the Company. The employment agreement provides for a base salary of $170,000 per annum. The remainder of Ms. Silver's employment agreement is substantially similar to Mr. Derr's employment agreement with the Company.

On October 20, 1999, a principal subsidiary of the Company entered into a 28 month employment agreement with Sandra Parshall to serve as its Senior Vice President of Operations until February 28, 2002. The employment agreement provides for a base salary of $204,000. In addition, the Company leases an automobile for Ms. Parshall's use at an annual cost of approximately $6,400. The remainder of Ms. Parshall's employment agreement is substantially similar to Mr. Derr's and Ms. Silver's employment agreements with the Company. Ms. Parshall is no longer serving as an executive officer of the Company.

If a "change of control" were to occur prior to the next anniversary date of the respective employment agreements of Stephen Savitsky, Dale R. Clift, Willard T. Derr, Renee J. Silver and Sandra Parshall and such officers' employment relationships with the Company were to terminate for reasons triggering the severance payments noted above, then the Company would be obligated to make lump sum payments to them in the approximate amounts of $1,331,668, $1,837,699, $563,959, $543,489, and $646,558, respectively. The lump sum severance payments payable after the end of the calendar year or the anniversary dates of the respective employment agreements, as the case may be, would change as a result of changes in such individuals' compensation. The term "change of control" as used in the employment agreements with the Company's executive officers refers to an event in which a person, corporation, partnership, association or entity
(i) acquires a majority of the Company's outstanding voting securities, (ii) acquires securities of the Company bearing a majority of voting power with respect to election of directors of the Company, or (iii) acquires all or substantially all of the Company's assets.

DIRECTOR COMPENSATION

Each director who is not an officer or employee of the Company receives a fee of $7,500 per annum for service on the Company's Board of Directors. Directors who are officers or employees of the Company receive no fees for service on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of May 23, 2001 with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company who beneficially owns more than 5% of any class of voting securities of the Company, (ii) each director of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.



                                                              AMOUNT AND NATURE OF
                                                             BENEFICIAL OWNERSHIP(1)
                                                             -----------------------
                                                                           PERCENTAGE OF
                                                        NUMBER OF           OUTSTANDING
NAME OF                                                 SHARES OF             SHARES OF
BENEFICIAL OWNER                                       COMMON STOCK         COMMON STOCK
----------------                                       ------------        -------------
Stephen Savitsky(2)                                    1,530,369(3)(4)           12.7
Dale R. Clift(2)                                         250,000(5)               2.1
David Savitsky(2)                                      1,382,668(6)(7)           11.6
Bernard J. Firestone(2)                                    1,050(8)                 *
Jonathan J. Halpert(2)                                        --                   --
Sandra Parshall(2)                                        52,033(9)                 *
Willard T. Derr(2)                                        39,500(10)                *
Renee J. Silver(2)                                        27,975(11)                *
Dimensional Fund Advisors, Inc.(12)                      686,230                  5.8
All executive officers and
directors as a group(8 persons)                        3,283,595(13)             26.2


*Less than one percent

(1) "Beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In general, a person is treated as the "beneficial owner" of stock under Rule 13d-3 if such person has (or shares)
(i) either investment power or voting power over such stock (which may be by means of contract, arrangement, understanding, relationship or otherwise), or
(ii) the right to acquire such stock within 60 days, including by means of the exercise of an option or the conversion of a convertible security. Each beneficial owner's percentage of ownership and percentage of votes is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this table have been exercised. Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power.

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

(4) Includes options to purchase 200,000 shares of Common Stock under the 1999 Stock Option Plan.

(5) Includes options to purchase 250,000 shares of Common Stock under the 1999 Stock Option Plan.

(6) Includes 3,725 shares of Common Stock held by Mr. Savitsky's wife and 161,300 shares of Common Stock held in various trusts, with his wife as trustee, for the benefit of their three children. Mr. Savitsky disclaims beneficial ownership of these shares.

(7) Includes options to purchase 150,000 shares of Common Stock under the 1999 Stock Option Plan.

(8) Includes 500 shares of Common Stock held by Dr. Firestone's wife. Dr. Firestone disclaims beneficial ownership of these shares.

(9) Includes options to purchase 50,000 shares of Common Stock under the 1999 Stock Option Plan.

(10) Includes options to purchase 37,500 shares of Common Stock under the 1999 Stock Option Plan.

(11) Includes options to purchase 25,000 shares of Common Stock under the 1999 Stock Option Plan.

(12) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is located at 1299 Ocean Avenue, Santa Monica, California 90401. Dimensional is deemed to have beneficial ownership of 686,230 shares of Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(13) Includes options to purchase 712,500 shares of Common Stock under the 1999 Stock Option Plan.

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

The Distribution Agreement provides that each of the Company and Staff Builders, Inc. will indemnify the other party and its affiliates from and against any and all damage, loss, liability and expense arising out of or due to the failure of the indemnitor or any of its subsidiaries to pay, perform or otherwise discharge any of the liabilities or obligations for which it is responsible under the terms of the Distribution Agreement, which include, subject to certain exceptions, all liabilities and obligations arising out of the conduct or operation of their respective business before, on or after the Distribution Date. 50% of all costs and expenses of the Distribution incurred on or prior to the Distribution Date will be paid by Staff Builders and 50% will be paid by TLCS. During fiscal 2000 the Company incurred approximately $706,946 of distribution expenses.

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

The Tax Allocation Agreement provides that if Staff Builders, Inc. is subject to any tax attributable to the Distribution, including by reason of the Distribution's failure to qualify under Section 355 of the Code as a tax-free distribution, then Staff Builders, Inc. shall be responsible for any such tax. In the Tax Allocation Agreement, the Company represented that it has no plan or intention to take certain specified actions which might adversely affect the tax-free status of the Distribution which include: (a) no plan or intention to liquidate, merge with another corporation or sell or otherwise dispose of its assets subsequent to the Distribution except in the ordinary course of business;
(b) no plan involving the issuance or transfer of equity interests in TLCS following the Distribution other than issuances to employees and consultants of TLCS upon the exercise of stock options under its option plan; and (c) no plan or intention for the transfer or cessation of a substantial portion of the business of TLCS or other substantial change in the business of TLCS following the Distribution.

TRANSITIONAL SERVICES AGREEMENT

The Company and Staff Builders, Inc. have entered into an agreement pursuant to which the Company furnishes various administrative services to Staff Builders. The initial term of the agreement is for one year. The agreement will automatically renew at the end of the initial term or any renewal term for successive three-month terms until terminated by either party upon written notice to the other party at least 90 days prior to the expiration of the applicable term. Fees payable by Staff Builders, Inc. to TLCS for such services are expected to be at the rate of 110% of the costs actually incurred. During fiscal 2001 and during the period October 20, 1999 to February 29, 2000, the Company charged Staff Builders, Inc. approximately $40,000 and $400,000, respectively, for services rendered pursuant to this agreement.

EMPLOYEE BENEFITS AGREEMENT

The Company and Staff Builders, Inc. have entered into an employee benefits agreement (the "Employee Benefits Agreement") which sets forth the employee benefit plan arrangements that apply to those employees who became employees of the Company as of the Distribution Date. The Employee Benefits Agreement requires that the Company establish a 401 (k) savings plan, welfare plans and stock purchase and option plans which are substantially the same in all respects to the corresponding plans maintained by Staff Builders, Inc. prior to the Distribution Date. The Company has assumed, with certain exceptions, all liability and responsibility for providing continuation of health care coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") to the Company's employees and any former employee of the home health care business prior to the Distribution. The Employee Benefits Agreement also provides for certain cross-indemnities with respect to the TLCS 401 (k) plan and the Staff Builders, Inc. 401 (k) plan.

TRADEMARK LICENSE AGREEMENT

The Company and Staff Builders, Inc. have entered into a license agreement pursuant to which Staff Builders, Inc. will license to the Company the right to use the service marks Staff Builders(R) and the Stick Figure Logo in connection with home health care services. The license is royalty-free and will continue for so long as the Company uses such marks in connection with home health care services. Both parties will have a right of termination upon 30 days' prior written notice to the other party if such party materially breaches the agreement. See "Business - Service Marks."

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

Stephen Savitsky and Staff Builders, Inc., are party to an employment agreement dated June 1, 1987, under which Mr. Savitsky, as Chairman of the Board and Chief Executive Officer of Staff Builders, Inc., receives a base salary of $295,373 per year, plus annual cost of living increases. Mr. Savitsky's employment agreement automatically extends at the end of each year for an additional year and is terminable by the Company upon five years' notice. If within 12 months after a "change of control" Mr. Savitsky's employment is terminated (other than for his conviction of a felony), Mr. Savitsky is entitled to receive a lump sum severance payment equal to 2.99 times his average annual compensation for the five years prior to termination. Mr. Savitsky is required to devote approximately 50% of his business time to the affairs of Staff Builders, Inc. The employment agreement provides that during the term of his employment and for a period of six months thereafter he will not compete with Staff Builders, Inc.

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

Effective April 1, 1992, the Company approved the sale by CTR Management Corp. ("CTR") of a home care franchise for Nassau County, New York to Bayit Care Corp. ("BCC"). The shareholders, officers and directors of BCC are Stuart Savitsky, son of Stephen Savitsky, Samuel Schreier, the son-in-law of Stephen Savitsky, and Julie Schreier, the daughter of Stephen Savitsky. The terms and conditions of the franchise agreement between the Company and BCC, entered into at the time of the sale, are substantially similar to those for other licensees of the Company, including the term of ten years with a five year renewal option. In connection with the acquisition of its franchise, CTR purchased certain assets of an existing branch office of the Company for $911,000. The purchase price was evidenced by a promissory note, dated August 30, 1989. BCC purchased the franchise from CTR by assuming this promissory note which, at the time of BCC's purchase of the franchise, had an outstanding principal balance of $844,573 (the "BCC Note"). The terms of the BCC Note originally provided for repayment of the outstanding principal amount in 120 consecutive monthly installments of $7,038 each, commencing May 1, 1994, together with interest at 3% over the prime rate, payable monthly. Effective June 1, 1994, the BCC Note was amended and restated to (i) provide for the repayment of the outstanding principal amount over a fifteen (15) year period, and (ii) reduce the interest rate to the prime rate. The amended principal payment schedule requires fixed monthly principal payments of $3,500 each with all unpaid principal due at the end of the fifteen (15) year period or earlier upon the termination of the franchise agreement for such franchise. The BCC Note is secured by all of the licensee's assets. The Company restructured the BCC Note because it found the additional monthly expense associated with the start of the principal repayment schedule in May 1994 to have a clear negative impact on the licensee's ability to operate the franchise. Effective January 1, 2001, BCC's territory was expanded to include Suffolk County, New York. In lieu of a franchise fee, BCC agreed to commit the necessary financial resources to operate the Suffolk County territory in accordance with the Company's clinical and regulatory guidelines. In addition, BCC executed a $380,000 promissory note payable to a former, unaffiliated licensee of the Suffolk County territory. As described in greater detail below, during the fiscal year ended February 28, 2001, the Company retained $59,132 from the amount otherwise due to BCC under the terms of its franchise agreement as interest payments on the BCC Note. The outstanding balance of the BCC Note was $561,073 at February 28, 2001.

Under the Company's franchise program, the Company processes and pays the payroll to the field employees who service clients and invoices the clients for such services. Each month the Company pays the licensee 60% of the gross margin dollars (in general, the difference between the amount so invoiced and the payroll and related expenses for such field employees) from the licensee's business for the prior month's activity. Licensees are responsible for their general and administrative expenses, including office payroll. If the licensee elects, the Company will process payment of the licensee's office payroll and some or all of the licensee's other administrative expenses, and withhold the amount so expended from the 60% gross margin otherwise due the franchisee. During the fiscal year ended February 28, 2001, the Company paid (i) BCC $180,000 under the terms of its franchise agreement, representing a 60% gross margin of $1,564,163 less $59,132 and $45,500 of interest and principal, respectively, withheld on the BCC Note and $1,279,531 withheld for administrative expenses.

In order to facilitate the acquisition of a franchise by a willing prospective franchisee, the Company will accept a promissory note, or other form of payment, as consideration for the purchase from the Company of an existing branch location and will occasionally advance expenses to a franchisee. The Company's transactions with BCC described above are consistent with this business purpose and with accommodations which have been granted to other, unaffiliated franchisees.

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

(B) REPORTS ON FORM 8-K

The following Form 8-K report was filed by the Company:

Form 8-K dated February 26, 2001 regarding the change of the Company's fiscal year end from February 28/29th to March 31st.

(C) EXHIBITS



EXHIBIT NO.          DESCRIPTION

    3.1 Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on October 14, 1999.(A)

    3.2           Amended and Restated By-laws of the Company.(A)

    4.1           Specimen Common Stock Certificate.(B)

    4.2 Common Stock Purchase Warrant between the Company and Medline Industries, Inc. dated May 25, 2000.(C)

   10.1 Distribution Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc. a Delaware corporation.
                  (A)

   10.2 Tax Allocation Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc. a Delaware corporation.(A)

   10.3 Transitional Services Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc., a Delaware corporation.(A)

                  ----------
                  See Notes to Exhibits

   10.4 Trademark License Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc. a Delaware Corporation(A)

   10.5 Employee Benefits Agreement, dated as of October 20, 1999 between the Company and Staff Builders, Inc., a Delaware corporation.(A)

   10.6 Employment Agreement, dated as of October 20, 1999, between the Company and Stephen Savitsky.(A)

   10.7 Employment Agreement, dated as of October 20, 1999, between the Company and David Savitsky.(A)

   10.8 Employment Agreement, dated as of October 20, 1999, between the Company and Dale R. Clift.(A)

   10.9 Employment Agreement, dated as of October 20, 1999, between the Company and Sandra Parshall.(A)

   10.10 Employment Agreement, dated as of October 20, 1999, between the Company and Willard T. Derr.(A)

   10.11 Employment Agreement, dated as of October 20, 1999, between the Company and Renee J. Silver.(A)

   10.12          1999 Stock Option Plan.(B)

   10.13 Stock Option Agreement, dated as of October 20, 1999, under the Company's 1999 Stock Option Plan, between the Company and Stephen Savitsky.(D)

   10.14 Stock Option Agreement, dated as of October 20, 1999, under the Company's 1999 Stock Option Plan, between the Company and David Savitsky.(D)

   10.15 Stock Option Agreement, dated as of October 20, 1999, under the Company's 1999 Stock Option Plan, between the Company and Dale R. Clift.(D)

                  ----------
                  See Notes to Exhibits

   10.16 Stock Option Agreement, dated as of October 20, 1999, under the Company's 1999 Stock Option Plan, between the Company and Sandra Parshall.(D)

   10.17 Stock Option Agreement, dated as of October 20, 1999, under the Company's 1999 Stock Option Plan, between the Company and Willard T. Derr.(D)

   10.18 Stock Option Agreement, dated as of October 20, 1999, under the Company's 1999 Stock Option Plan, between the Company and Renee J. Silver.(D)

   10.19 Indemnification Agreement, dated as of October 20, 1999, between the Company and Stephen Savitsky.(A)

   10.20 Indemnification Agreement, dated as of October 20, 1999, between the Company and David Savitsky.(A)

   10.21 Indemnification Agreement, dated as of October 20, 1999 between the Company and Bernard J. Firestone.(A)

   10.22 Indemnification Agreement, dated as of October 20, 1999, between the Company and Jonathan J. Halpert.(A)

   10.23 Indemnification Agreement, dated as of October 20, 1999, between the Company and Dale R. Clift.(A)

   10.24 Indemnification Agreement, dated as of October 20, 1999, between the Company and Willard T. Derr.(A)

   10.25 Indemnification Agreement, dated as of October 20, 1999, between the Company and Renee J. Silver.(A)

   10.26 Master Lease Agreement, dated as of December 4, 1996, between the Company and Chase Equipment Leasing, Inc.(C)

                  ----------
                  See Notes to Exhibits

   10.27 Forbearance and Acknowledgment Agreement, dated as of February 22, 2000, between the Company's subsidiaries, Staff Builders, Inc., a Delaware corporation and Chase Equipment Leasing, Inc.(D)

   10.28 Stipulation and Settlement, dated January 14, 2000, between certain subsidiaries of the Company, ATC Healthcare Services, Inc. and Banc One Leasing Corporation.(D)

   10.29 Stipulation of Settlement between the Company, certain of its subsidiaries, Staff Builders, Inc., a Delaware corporation, ATC Healthcare Services, Inc., ATC Staffing Services, Inc. and Keycorp Leasing LTD.(F)

   10.30 Agreement of Lease, dated as of October 1, 1993, between Staff Builders, Inc. (NY) and Triad III Assoc.(D)

   10.31 First Lease Amendment, dated October 28, 1998, between Matterhorn USA, Inc. and Staff Builders, Inc. (NY).(B)

   10.32 License Agreement, dated as of December 16, 1998, between Matterhorn USA, Inc. and Staff Builders, Inc. (NY).(B)

   10.33 Guaranty agreement made by and between the Company and Matterhorn USA, Inc. dated December 21, 1999.(G)

   10.34 Sale and Subservicing Agreement by and between Tender Loving Care Health Care Services, Inc. and NPF XII, Inc., and National Premier Financial Services, Inc. dated December 8, 1999.(G)

   10.35 First Amendment to Sale and Subservicing Agreement by and between the Company and NPF XII, Inc. and National Premier Financial Services, Inc. dated April 2000.(C)

   10.36 Asset Purchase Agreement, dated as of June 22, 1993, between Albert Gallatin Home Care Inc. and Albert Gallatin Visiting Nurse Association.(H)

                  ----------
                  See Notes to Exhibits

   10.37 Stock Purchase Agreement, dated as of August 30, 1995, between Staff Builders Services, Inc., Medvisit, Inc., and Roger Jack Pleasant.(I)

   10.38 Confession of Judgment, dated January 27, 2000, granted by a subsidiary of the Company and Staff Builders., Inc., a Delaware corporation, to Roger Jack Pleasant.(D)

   10.39 Stock Redemption Agreement, dated as of March 18, 1997, between the Company and American HomeCare Management Corp.(E)

   10.40 Settlement Agreement dated August 30, 2000 between the Company, certain of its subsidiaries, Staff Builders., Inc., a Delaware corporation, the United States of America and Robert
                  G. Pina, Jr. and Sheila R. Pina.(F)

   10.41 Corporate Integrity Agreement, dated August 24, 2000 between the Company and certain of its subsidiaries and the Office of the Inspector General of the United States Department of Health and Human Services.(F)

   10.42 Settlement Agreement, dated September 22, 2000 between the Company, one of its subsidiaries, Albert Gallatin Visiting Nurse Association and the United States of America.(J)

   10.43 Settlement Agreement and Release, dated October 18, 2000 between the Company, Staff Builders, Inc., a Delaware corporation, Targa Group, Inc. (a former licensee), the United States of America and Ali Waris.(J)

   10.44          Form of Home Health Care Services Franchise Agreement(G)

   21             Subsidiaries of the Company

   24             Power of Attorney


                  ----------
                  See Notes to Exhibits

NOTES TO EXHIBITS

    (A) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-25777), filed with the Commission on October 20, 1999. Commission on October 20, 1999.

    (B) Incorporated by reference to the Company's Information Statement on Form 10 (File No. 0-25777) filed with the Commission on October 13, 1999

    (C) Incorporated by reference to Form 10-Q for the quarterly period ended May 31, 2000 (File No. 0-025777), filed with the Commission on July 20, 2000.

    (D) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the fiscal year ended February 29, 2000 (File No. 0-25777) filed with the Commission on June 2, 2000

    (E) Incorporated by reference to Staff Builders, Inc.'s exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1997 (File No. 0-11380), filed with the Commission on May 27, 1997.

    (F) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 2000 (File No. 0-25777), filed with the Commission on October 16, 2000.

    (G) Incorporated by reference to Company's Form 10-Q for the quarterly period ended November 30, 1999 (File No. 0-25777) filed with the Commission on January 19, 2000.

    (H) Incorporated by reference to Staff Builders, Inc.'s, exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1999 (File No. 0-11380), filed with the Commission on June 11, 1999.

    (I) Incorporated by reference to Staff Builders., Inc.'s exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1996 (File No. 0-11380), filed with the Commission on May 13, 1996.

    (J) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 2000 (File No. 0-25777), filed with the Commission on January 15, 2001

    (K) Incorporated by reference to Staff Builders, Inc.'s Registration Statement on Form S-1 (File No. 33-43728), dated January 29, 1992.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENDER LOVING CARE HEALTH CARE SERVICES, INC.


By: /s/ STEPHEN SAVITSKY
    --------------------
    Stephen Savitsky
    Chairman of the Board and Chief Executive Officer

Dated: June 12, 2001
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                        TITLE                      DATE
--------------------------------    -------------------------      -------------
 /s/ STEPHEN SAVITSKY               Chairman of the Board,         June 12, 2001
--------------------------------    Chief Executive Officer,
Stephen Savitsky                    (Principal Executive
                                    Officer) and Director

/s/ DALE R. CLIFT                   President and Chief            June 12, 2001
--------------------------------    Operating Officer
Dale R. Clift

 /s/ WILLARD T. DERR                Chief Financial Officer        June 12, 2001
--------------------------------    Sr. Vice President,
Willard T. Derr                     Corporate Controller, and
                                    Treasurer, (Principal
                                    Financial and Accounting
                                    Officer)

                *                   Director                       June 12, 2001
--------------------------------
David Savitsky

                *                   Director                       June 12, 2001
--------------------------------
Bernard J. Firestone, Ph.D.

                *
--------------------------------    Director                       June 12, 2001
Jonathan Halpert, Ph.D.

* By: /s/ Stephen Savitsky
--------------------------------
(Stephen Savitsky,
Attorney-in-Fact)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

    3.1           Amended and Restated Certificate of Incorporation of the
                  Company, filed with the Secretary of State of Delaware on October 14, 1999.(A)

    3.2           Amended and Restated By-laws of the Company.(A)

    4.1           Specimen Common Stock Certificate.(B)

    4.2           Common Stock Purchase Warrant between the Company and Medline
                  Industries, Inc. dated May 25, 2000.(C)

   10.1 Distribution Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc. a Delaware corporation.
                  (A)

   10.2 Tax Allocation Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc. a Delaware corporation.(A)

   10.3 Transitional Services Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc., a Delaware corporation.(A)

                  ----------
                  See Notes to Exhibits

   10.4 Trademark License Agreement, dated as of October 20, 1999, between the Company and Staff Builders, Inc. a Delaware
                  Corporation(A)

   10.5 Employee Benefits Agreement, dated as of October 20, 1999 between the Company and Staff Builders, Inc., a Delaware corporation.(A)

   10.6 Employment Agreement, dated as of October 20, 1999, between the Company and Stephen Savitsky.(A)

   10.7 Employment Agreement, dated as of October 20, 1999, between the Company and David Savitsky.(A)

   10.8 Employment Agreement, dated as of October 20, 1999, between the Company and Dale R. Clift.(A)

   10.9 Employment Agreement, dated as of October 20, 1999, between the Company and Sandra Parshall.(A)

   10.10 Employment Agreement, dated as of October 20, 1999, between the Company and Willard T. Derr.(A)

   10.11 Employment Agreement, dated as of October 20, 1999, between the Company and Renee J. Silver.(A)

   10.12          1999 Stock Option Plan.(B)

   10.13 Stock Option Agreement, dated as of October 20, 1999, under the Company's 1999 Stock Option Plan, between the Company and
                  Stephen Savitsky.(D)

   10.14 Stock Option Agreement, dated as of October 20, 1999, under the Company's 1999 Stock Option Plan, between the Company and
                  David Savitsky.(D)

   10.15 Stock Option Agreement, dated as of October 20, 1999, under the Company's 1999 Stock Option Plan, between the Company and
                  Dale R. Clift.(D)

                  ----------
                  See Notes to Exhibits

   10.16 Stock Option Agreement, dated as of October 20, 1999, under the Company's 1999 Stock Option Plan, between the Company and
                  Sandra Parshall.(D)

   10.17 Stock Option Agreement, dated as of October 20, 1999, under the Company's 1999 Stock Option Plan, between the Company and
                  Willard T. Derr.(D)

   10.18 Stock Option Agreement, dated as of October 20, 1999, under the Company's 1999 Stock Option Plan, between the Company and
                  Renee J. Silver.(D)

   10.19 Indemnification Agreement, dated as of October 20, 1999, between the Company and Stephen Savitsky.(A)

   10.20 Indemnification Agreement, dated as of October 20, 1999, between the Company and David Savitsky.(A)

   10.21 Indemnification Agreement, dated as of October 20, 1999 between the Company and Bernard J. Firestone.(A)

   10.22 Indemnification Agreement, dated as of October 20, 1999, between the Company and Jonathan J. Halpert.(A)

   10.23 Indemnification Agreement, dated as of October 20, 1999, between the Company and Dale R. Clift.(A)

   10.24 Indemnification Agreement, dated as of October 20, 1999, between the Company and Willard T. Derr.(A)

   10.25 Indemnification Agreement, dated as of October 20, 1999, between the Company and Renee J. Silver.(A)

   10.26 Master Lease Agreement, dated as of December 4, 1996, between the Company and Chase Equipment Leasing, Inc.(C)

                  ----------
                  See Notes to Exhibits

   10.27          Forbearance and Acknowledgment Agreement, dated as of February
                  22, 2000, between the Company's subsidiaries, Staff Builders,
                  Inc., a Delaware corporation and Chase Equipment Leasing, Inc.(D)

   10.28 Stipulation and Settlement, dated January 14, 2000, between certain subsidiaries of the Company, ATC Healthcare Services, Inc. and Banc One Leasing Corporation.(D)

   10.29 Stipulation of Settlement between the Company, certain of its subsidiaries, Staff Builders, Inc., a Delaware corporation,
                  ATC Healthcare Services, Inc., ATC Staffing Services, Inc. and
                  Keycorp Leasing LTD.(F)

   10.30          Agreement of Lease, dated as of October 1, 1993, between Staff
                  Builders, Inc. (NY) and Triad III Assoc.(D)

   10.31          First Lease Amendment, dated October 28, 1998, between
                  Matterhorn USA, Inc. and Staff Builders, Inc. (NY).(B)

   10.32          License Agreement, dated as of December 16, 1998, between
                  Matterhorn USA, Inc. and Staff Builders, Inc. (NY).(B)

   10.33 Guaranty agreement made by and between the Company and Matterhorn USA, Inc. dated December 21, 1999.(G)

   10.34          Sale and Subservicing Agreement by and between Tender Loving
                  Care Health Care Services, Inc. and NPF XII, Inc., and
                  National Premier Financial Services, Inc. dated December 8,
                  1999.(G)

   10.35 First Amendment to Sale and Subservicing Agreement by and between the Company and NPF XII, Inc. and National Premier
                  Financial Services, Inc. dated April 2000.(C)

   10.36          Asset Purchase Agreement, dated as of June 22, 1993, between
                  Albert Gallatin Home Care Inc. and Albert Gallatin Visiting
                  Nurse Association.(H)

                  ----------
                  See Notes to Exhibits

   10.37          Stock Purchase Agreement, dated as of August 30, 1995, between
                  Staff Builders Services, Inc., Medvisit, Inc., and Roger Jack
                  Pleasant.(I)

   10.38 Confession of Judgment, dated January 27, 2000, granted by a subsidiary of the Company and Staff Builders., Inc., a Delaware corporation, to Roger Jack Pleasant.(D)

   10.39 Stock Redemption Agreement, dated as of March 18, 1997, between the Company and American HomeCare Management Corp.(E)

   10.40          Settlement Agreement dated August 30, 2000 between the
                  Company, certain of its subsidiaries, Staff Builders., Inc., a Delaware corporation, the United States of America and Robert
                  G. Pina, Jr. and Sheila R. Pina.(F)

   10.41 Corporate Integrity Agreement, dated August 24, 2000 between the Company and certain of its subsidiaries and the Office of the Inspector General of the United States Department of
                  Health and Human Services.(F)

   10.42          Settlement Agreement, dated September 22, 2000 between the
                  Company, one of its subsidiaries, Albert Gallatin Visiting
                  Nurse Association and the United States of America.(J)

   10.43 Settlement Agreement and Release, dated October 18, 2000 between the Company, Staff Builders, Inc., a Delaware corporation, Targa Group, Inc. (a former licensee), the United
                  States of America and Ali Waris.(J)

   10.44          Form of Home Health Care Services Franchise Agreement(G)

   21             Subsidiaries of the Company

   24             Power of Attorney

                  ----------
                  See Notes to Exhibits

NOTES TO EXHIBITS

    (A) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 1999 (File No. 0-25777), filed with the Commission on October 20, 1999. Commission on October 20, 1999.

    (B) Incorporated by reference to the Company's Information Statement on Form 10 (File No. 0-25777) filed with the Commission on October 13, 1999

    (C) Incorporated by reference to Form 10-Q for the quarterly period ended May 31, 2000 (File No. 0-025777), filed with the Commission on July 20, 2000.

    (D) Incorporated by reference to the Company's exhibit booklet to its Form 10-K for the fiscal year ended February 29, 2000 (File No. 0-25777) filed with the Commission on June 2, 2000

    (E) Incorporated by reference to Staff Builders, Inc.'s exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1997 (File No. 0-11380), filed with the Commission on May 27, 1997.

    (F) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended August 31, 2000 (File No. 0-25777), filed with the Commission on October 16, 2000.

    (G) Incorporated by reference to Company's Form 10-Q for the quarterly period ended November 30, 1999 (File No. 0-25777) filed with the Commission on January 19, 2000.

    (H) Incorporated by reference to Staff Builders, Inc.'s, exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1999 (File No. 0-11380), filed with the Commission on June 11, 1999.

    (I) Incorporated by reference to Staff Builders., Inc.'s exhibit booklet to its Form 10-K for the fiscal year ended February 28, 1996 (File No. 0-11380), filed with the Commission on May 13, 1996.

    (J) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended November 30, 2000 (File No. 0-25777), filed with the Commission on January 15, 2001

    (K) Incorporated by reference to Staff Builders, Inc.'s Registration Statement on Form S-1 (File No. 33-43728), dated January 29, 1992.