Form 10-Q
period 2001-06-30
TENDER LOVING CARE HEALTH CARE SERVICES INC/ NY
filed 2001-08-17
CIK 1082993

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED JUNE 30, 2001, OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM            TO          .
                     ----------    ---------


                         Commission file number 0-25777
                                     -------


                  TENDER LOVING CARE HEALTH CARE SERVICES, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  11-3476656
              --------                                  ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


         1983 MARCUS AVENUE, LAKE SUCCESS, NEW YORK         11042
         ------------------------------------------         -----
         (Address of principal executive offices)         (Zip Code)


                                 (516) 358-1000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

The number of shares of common stock outstanding on August 10, 2001 was 11,809,653.

         TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                      INDEX
--------------------------------------------------------------------------------

                                                                                       PAGE NO.
                                                                                       --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets -
          June 30, 2001 and February 28, 2001                                               3

         Condensed Statements of Consolidated
          Operations - Three months ended
          June 30, 2001 and 2000                                                            4

         Condensed Statements of Consolidated Cash
          Flows - Three months ended June 30, 2001
          and 2000                                                                          5

         Notes to Condensed Consolidated Financial
          Statements                                                                      6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                                      9-10

          Forward-Looking Statements                                                    10-12

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                  13

PART I. FINANCIAL INFORMATION
-----------------------------
TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------

                                                           (UNAUDITED)
                                                              JUNE 30,     FEBRUARY 28,
                                                               2001            2001
                                                            ---------       ---------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                 $   6,100       $   4,955
  Accounts receivable, net of allowance
   for doubtful accounts of $10,400 and
   $10,500, respectively                                       75,987          71,425
  Prepaid expenses and other current assets                     1,909           2,860
-------------------------------------------------------------------------------------
Total current assets                                           83,996          79,240

FIXED ASSETS, net of accumulated
  depreciation of $9,309 and $8,434, respectively              15,534          16,338
GOODWILL, net of accumulated
  amortization of $8,980 and $8,789, respectively               5,116           5,307
OTHER ASSETS                                                    1,965           2,139
-------------------------------------------------------------------------------------
TOTAL                                                       $ 106,611       $ 103,024
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expense                      $  23,413       $  21,015
  Accrued payroll and payroll related expenses                 20,889          21,732
  Current portion of Medicare and Medicaid liabilities         12,900          10,713
  Current portion of long-term debt                             6,234           7,230
-------------------------------------------------------------------------------------
  Total current liabilities                                    63,436          60,690

LONG-TERM DEBT                                                 82,152          75,430
LONG-TERM MEDICARE AND MEDICAID
  LIABILITIES                                                  42,904          46,357
OTHER LIABILITIES                                               2,585           2,531
-------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                           191,077         185,008
-------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock - $.01 par value;
   50,000,000 shares authorized;
   11,809,653 outstanding at June 30, 2001
   and February 28, 2001                                          118             118
  Additional paid-in capital                                   50,981          50,981
  Accumulated deficit                                        (135,565)       (133,083)
-------------------------------------------------------------------------------------
   Total stockholders' equity (deficit)                       (84,466)        (81,984)
-------------------------------------------------------------------------------------
  TOTAL                                                     $ 106,611       $ 103,024
=====================================================================================

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
-----------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
 -----------------------------------

                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                  -----------------------
                                                    2001            2000
                                                  --------       --------
REVENUES:
---------
TOTAL REVENUES                                    $ 65,744       $ 56,660
                                                  --------       --------

OPERATING EXPENSES:
  Service costs                                     33,669         35,138
  General and administrative costs                  28,743         22,046
                                                  --------       --------
  Total Operating Expenses                          62,412         57,184
                                                  --------       --------
INCOME (LOSS) BEFORE INTEREST, DEPRECIATION,
 AMORTIZATION AND INCOME TAXES                       3,332           (524)
                                                  --------       --------

INTEREST AND OTHER EXPENSES:

  Interest expense                                   4,618          3,306
  Interest (income)                                    (63)          (235)
  Depreciation and amortization                      1,095          1,122
  Other (income) expense, net                         (544)           (75)
                                                  --------       --------
   Total interest and other expense                  5,106          4,118
                                                  --------       --------

(LOSS) BEFORE INCOME TAXES                          (1,774)        (4,642)

PROVISION FOR INCOME TAXES                              25             25
                                                  --------       --------

NET (LOSS)                                        $ (1,799)      $ (4,667)
                                                  ========       ========

INCOME (LOSS) PER COMMON SHARE-BASIC              $   (.15)      $   (.40)
                                                  ========       ========

INCOME (LOSS) PER COMMON SHARE-DILUTED            $   (.15)      $   (.40)
                                                  ========       ========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
  BASIC                                             11,810         11,810
                                                  ========       ========

  DILUTED                                           11,810         11,810
                                                  ========       ========

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
-----------------------------------------------------------
(IN THOUSANDS)
--------------

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                      -----------------------
                                                         2001           2000
                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                            $ (1,799)      $ (4,667)
Adjustments to reconcile net (loss)
  to net cash provided by operations:
   Depreciation and amortization of fixed assets           952            967
   Amortization of goodwill                                143            155
   Allowance for doubtful accounts                        (200)          (530)
   (Gain) on sale of assets                                 --            (23)
   Increase (decrease) in other liabilities                 46           (140)
Change in operating assets and liabilities:

  Accounts receivable                                   (2,079)        (5,323)
  Accrued payroll and payroll related expenses            (284)           298
  Prepaid expenses and other current assets               (375)           343
  Accounts payable and accrued expenses                  1,242         (3,326)
  Increase (decrease) in Medicare and
   Medicaid liabilities                                   (157)          (189)
  Other assets                                             127             73
                                                      --------       --------
Net cash used in operating activities                   (2,384)       (12,362)
                                                      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets                                --             25
Purchase of fixed assets                                  (410)          (316)
                                                      --------       --------
Net cash used in investing activities                     (410)          (291)
                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under secured credit facility                 4,893          8,861
Proceeds from note payable                                  --          1,000
Payment of notes payable and other long
  term liabilities                                      (1,126)        (1,247)
                                                      --------       --------
Net cash provided by financing activities                3,767          8,614
                                                      --------       --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         973         (4,039)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           5,127          9,299
                                                      --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $  6,100       $  5,260
                                                      ========       ========

SUPPLEMENTAL DATA:
Cash paid for:

  Interest                                            $  3,899       $  3,473
                                                      ========       ========
  Income taxes, net                                   $     37       $    (22)
                                                      ========       ========

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1.       FINANCIAL STATEMENTS - Basis of Presentation: Tender Loving Care
         Health Care Services, Inc. ("TLCS" or "the Company") is a leading provider of home health care services with 87 locations in 22 states and the District of Columbia. The accompanying unaudited condensed consolidated financial statements reflect the results of operations of TLCS and its related financial position and cash flows. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 2001 and February 28, 2001 and the results of operations and the cash flows for the three months ended June 30, 2001 and 2000. The results for the three months ended June 30, 2001 and 2000 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 2001 and for the fiscal year then ended which are included in the Company's Annual Report on Form 10-K.

         Change in Reporting Period: During the fourth quarter of the fiscal year ended February 28, 2001, the Company's Board of Directors voted unanimously to change the Company's fiscal year-end to March 31 from February 28/29.

         The accompanying unaudited condensed consolidated financial statements reflect results of operations for the three months ended June 30, 2001. The results of operations for the three months ended June 30, 2001 ("the 2001 period") are comparable to the results of operations for the three months ended May 31, 2000 ("the 2000 period"). The financial information for the comparable prior year period is not distorted by use of the quarterly period which ended on May 31, 2000. The Registrant does not believe that seasonal or other factors exist in any material respect that could affect the comparability of information or trends reflected. Accordingly, the Registrant has not undertaken a recasting of quarterly information for its prior year.

         The net loss of $683 thousand for the one month period ended March 31, 2001 was recorded directly to Stockholders' Equity (Deficit) as a reduction to retained earnings. The following table presents the Company's condensed consolidated financial information for the one month period ended March 31, 2001 (dollars in thousands):


                                                                           One Month Ended
                                                                            March 31, 2001
                                                                           ---------------
         Revenue                                                               $ 21,813
                                                                                =======

         Income before interest, depreciation,
         amortization and income taxes                                         $  1,140
                                                                                =======

         Interest and other expenses                                           $  1,823
                                                                                =======

         Net (loss)                                                            $   (683)
                                                                                =======

         The following table presents the Company's condensed consolidated cash flow information for the one month period ended March 31, 2001:

                                                                             One Month Ended
                                                                              March 31, 2001
                                                                             ---------------
         Net cash used in operating activities                                  $ (2,443)

         Net cash used in investing activities                                       (59)

         Net cash provided by financing activities                                 2,674
                                                                                --------

         Net increase in cash and cash equivalents                                   172

         Cash and cash equivalents, beginning of period                            4,955
                                                                                --------
         Cash and cash equivalents, end of period                               $  5,127
                                                                                ========


2.       EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE -
         The calculation of basic and diluted earnings (loss) per share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

         The shares used in computing basic and diluted earnings (loss) per share were 11,809,653 shares for the three months ended June 30, 2001 and 2000. The calculations of earnings (loss) per share reflect the weighted average number of shares outstanding.

3.       MEDICARE REPAYMENT PLAN   -     In  May 2001,  the Company  obtained an
         amendment to its repayment agreement ("the Agreement") from the Federal Centers for Medicare and Medicaid Services ("CMS") (formerly the Federal Health Care Financing Administration) for the repayment of all excess PIP amounts and all audit liabilities relative to periods through February 28, 2001. The Agreement, as amended, revised the terms of a prior repayment agreement reached in December 1999, resulting in reduced monthly payments in earlier periods and an extension of the maturity date of the repayment plan. The Agreement, as amended, provides for aggregate monthly payments of principal and interest from June 2001 through May 2005. The required monthly payments are $750 thousand from June 2001 through February 2002, $1.0 million from March 2002 through November 2002, $1.5 million from December 2002 through May 2004 and $1.75 million from June 2004 through April 2005. Any remaining liabilities as of May 2005 for periods covered by the Agreement will then be paid in a balloon payment, the amount of which is to be determined no later than March 1, 2005. Any overpayments or audit liabilities that are successfully appealed by the Company will be subtracted from the total amounts owed. Interest is accrued from the date of each assessment at the government rate of interest (currently at 13.75% per annum). United Government Services LLC ("UGS"), a fiscal intermediary for CMS, collects amounts due under the repayment plan by offsetting against current remittances due to the Company.

4. CONTINGENCIES - On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former licensees (franchisees) of the Company for the territory comprising certain counties in and around Los Angeles, California and their holding company, instituted an action against the Company subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District Court for the Central District of California on December 22,1998. Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs. The plaintiffs are seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. The plaintiffs have not specified the amount of damages they are seeking. Discovery is currently in process.

         The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.

         Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has recorded a loss accrual at June 30, 2001 and February 28, 2001 for the aggregate, estimated amount to litigate or resolve such matters. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements appearing in Item 1.

         RESULTS OF OPERATIONS
         ---------------------
         Total revenues increased by $9.0 million, or 16.0%, to $65.7 million for the three months ended June 30, 2001 ("the 2001 period") from $56.7 million for the three months ended May 31, 2000 ("the 2000 period"). The increase in the Company's revenues is primarily due to an increase in the Company's Medicare revenues of $15.1 million to $42.4 million in the 2001 period from $27.3 million in the 2000 period. This growth is attributable to an increase in patient admissions as well as changes in the Medicare payment methodology under a Prospective Payment System ("PPS") which became effective October 1, 2000 for providers of Medicare home health services. Offsetting this increase is a decrease in non-Medicare revenue resulting from the Company's change in revenue mix by eliminating business with certain payor sources that represented minimal profits or poor cash flow.

         The following are the Company's service revenues by payment source:

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                     -----------------
                                                      2001        2000
                                                      ----        ----
         Medicare                                     64.6%       48.1%
         Medicaid                                     20.9        26.7
         Insurance, contracts and individuals         14.0        24.3
         Other                                         0.5         0.9
                                                     -----       -----
         Total                                       100.0%      100.0%
                                                     =====       =====


         Direct service costs were 51.2% and 62.0% of revenues for the 2001 and 2000 periods, respectively. The decrease in operating costs as a percentage of service revenues was primarily due to higher Medicare rates paid for services under PPS as compared to cost reimbursement previously received under the Medicare Interim Payment System ("IPS") which was in effect from March 1, 1998 until September 30, 2000. Additionally, the decreases in operating costs as a percentage of service revenues results from a change in revenue mix, as the Company complies with its objective to eliminate unprofitable and low margin business.

         General and administrative costs were $28.7 million and $22.0 million and were 43.7% and 38.9% of revenues in the 2001 and 2000 periods, respectively. The increase in general and administrative costs was primarily due to increased administrative salary costs, related in part to our sales force growth, and licensee distribution expense which results from higher gross margins.

         Interest expense was approximately $4.6 million in the 2001 period as compared to $3.3 million in the 2000 period. The increase in interest expense in the 2001 period was primarily due to the increase in the level of borrowings under the Company's accounts receivable purchase program.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------
         The Company finances its operations through an accounts receivable purchase program with an entity which provides health care accounts receivable financing. Under the program, the Company may sell to an affiliate of such entity up to $85 million of the Company's accounts receivable so long as the receivables meet certain qualitative and quantitative criteria and the Company is in compliance with the terms of the agreement.

         The balance of amounts outstanding under the Company's secured financing facility increased primarily as a result of the increase in the Company's accounts receivable. The Company's net trade accounts receivable increased by approximately $4.6 million to $76.0 million at June 30, 2001 from $71.4 million at February 28, 2001. This increase is due to an increase in Medicare receivables resulting from an increase in related revenue as well as a relatively high level of non-Medicare receivables to related revenue due to certain slow payors. The Company is taking significant steps to reduce the time it takes to collect accounts receivable including the establishment of de-centralized billing and service centers, changes in revenue mix toward more timely payors and expansion of a comprehensive, Company-wide quality assurance program to maximize the clarity and accuracy of all clinical and financial billing data.

         Management continues to pursue various strategies including, but not limited to, obtaining additional financing, cost reductions, change in revenue mix and negotiating with new and existing payor sources. The Company believes that cash provided from operations and its existing financing facility provides adequate funds for the Company's current level of operations and debt obligations for at least the next twelve months.

         RECENTLY ISSUED ACCOUNTING STANDARDS
         ------------------------------------
         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective December 15, 2001). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of the SFAS No. 142 pronouncement on the Company's financial results is currently being evaluated.

         FORWARD-LOOKING STATEMENTS
         --------------------------
         Certain statements in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties which could cause actual results to differ materially from the Company's expectations include the impact of further changes in the Medicare reimbursement system, including any changes to the current prospective payment system; government regulation; health care reform; pricing pressures from third-party payors, including managed care organizations; retroactive Medicare audit adjustments; and changes in laws and interpretations of laws or regulations relating to the health care industry.

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

         SATISFACTORY FINANCING. Proceeds from the Company's financing program provided some working capital and the ability to pay portions of certain accumulated indebtedness. Under the financing program, the Company sells its trade accounts receivable. However, the financing facility is not obligated to continually purchase such receivables. The Company is limited to selling up to $85 million of eligible accounts receivable under the financing facility and such facility expires on December 31, 2002. The Company has negotiated deferred payment terms for certain of its Medicare and Medicaid liabilities and has made arrangements with many of its other creditors to either reduce its liability to them, defer and/or extend payment of the liability, or a combination of several of these steps. Management cannot provide assurance the Company's vendors will continue to extend credit. Pursuant to the Company's agreement with the Federal Centers for Medicare and Medicaid Services ("CMS") (formerly the Federal Health Care Financing Administration) to repay accumulated Medicare liabilities, the Company will be required to pay excess periodic interim payments received and Medicare audit liabilities on a monthly basis through May 2005. United Government Services LLC ("UGS"), a fiscal intermediary for CMS, collects amounts due under the repayment plan by offsetting against current remittances due to the Company. If no Medicare accounts receivable are available for offset as amounts become due under the repayment plan, then all amounts owed pursuant to this repayment plan may become immediately due and payable.

         PART II. OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

             (A)  EXHIBITS

         Exhibit No.                Description
         -----------                -----------

         3.1 Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on October 14, 1999. (A)

         3.2           Amended and Restated By-laws of the Company. (A)


         NOTES TO EXHIBITS

         (A) Incorporated by reference to the Company's Form 10-Q (File No. 0-25777) filed with the Commission on October 20, 1999.


         (B)      REPORTS ON FORM 8-K

         During the quarter ended June 30, 2001 no reports on Form 8-K were filed by the Registrant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TENDER LOVING CARE HEALTH CARE
                                                   SERVICES, INC.

           Dated: August 17, 2001          By:   /s/ Stephen Savitsky
                                               ---------------------------------
                                           Stephen Savitsky
                                           Chairman of the Board, and
                                           Chief Executive Officer,
                                           (Principal Executive Officer) and
                                           Director

           Dated: August 17, 2001          By:  /s/ Dale R. Clift
                                               ---------------------------------
                                           Dale R. Clift
                                           President and Chief Operating Officer

           Dated: August 17, 2001          By:  /s/ Willard T. Derr
                                               ---------------------------------
                                           Willard T. Derr
                                           Chief Financial Officer, and Sr.
                                           Vice President, Corporate
                                           Controller and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)