Form 10-K405/A
period 2001-02-28
TENDER LOVING CARE HEALTH CARE SERVICES INC/ NY
filed 2001-09-27
CIK 1082993

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-K/A




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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


This amendment is being filed to reflect the restatement of the Company's consolidated financial statements, as discussed in Note 17 thereto, and other information related to such restated financial statements. Except for Items 6, 7, and 8 of Part II, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

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

ITEM 6.

SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)


The following selected consolidated financial data has been derived from the audited financial statements of the Company and should be read in conjunction with the financial statements and notes thereto included elsewhere in this annual report on Form 10-K/A. Additionally, the selected financial data should be read in conjunction with "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                                    YEARS ENDED
                                                  ------------------------------------------------------------------------------
                                                  FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,   FEBRUARY 28,     FEBRUARY 28,
                                                      2001             2000             1999           1998             1997
                                                  ------------     ------------     ------------   ------------     ------------
CONSOLIDATED OPERATIONS DATA:
Revenues                                          $    240,089     $    255,689     $    312,531   $    452,217     $    437,586
                                                  ------------     ------------     ------------   ------------     ------------
Operating expenses:
    Service costs                                      135,081          157,273          200,009        280,089          268,634
    General and administrative expenses                 98,596          101,949          123,817        160,973          159,231
    Medicare and Medicaid audit adjustments
      and  restructuring costs                              --               --           49,334         30,269               --
Total operating expenses excluding                ------------     ------------     ------------   ------------     ------------
    depreciation and amortization                      233,677          259,222          373,160        471,331          427,865
                                                  ------------     ------------     ------------   ------------     ------------

Income (loss) before interest, depreciation,
    amortization and income taxes                        6,412           (3,533)         (60,629)       (19,114)           9,721

Depreciation and amortization                            4,615            4,612            4,360          5,783            4,821
                                                  ------------     ------------     ------------   ------------     ------------

Operating income (loss)                                  1,797           (8,145)         (64,989)       (24,897)           4,900

Total interest and other (income) expense               13,750            8,231              586            571             (923)
                                                  ------------     ------------     ------------   ------------     ------------

Income (loss) from continuing operations
    before income taxes                                (11,953)         (16,376)         (65,575)       (25,468)           5,823

Provision (benefit) for income taxes                       100              100            6,111         (5,298)           2,491
                                                  ------------     ------------     ------------   ------------     ------------

Net income (loss) from continuing operations           (12,053)         (16,476)         (71,686)       (20,170)           3,332

Income (loss) from discontinued
    operations (net of income taxes)                        --            1,430           (1,400)        (1,462)             429
                                                  ------------     ------------     ------------   ------------     ------------
Net income (loss)                                 $    (12,053)    $    (15,046)    $    (73,086)  $    (21,632)    $      3,761
                                                  ============     ============     ============   ============     ============

Income (loss) per common share - basic:
    Income (loss) from continuing operations      $      (1.02)    $      (1.39)    $      (6.19)  $      (1.69)    $       0.28
    Income (loss) from discontinued operations              --             0.12            (0.12)         (0.12)            0.04
                                                  ------------     ------------     ------------   ------------     ------------
Net income (loss)                                 $      (1.02)    $      (1.27)    $      (6.31)  $      (1.81)    $       0.32
                                                  ============     ============     ============   ============     ============

Income (loss) per common share - diluted:
    Income (loss) from continuing operations      $      (1.02)    $      (1.39)    $      (6.19)  $      (1.69)    $       0.27
    Income (loss) from discontinued operations              --             0.12            (0.12)         (0.12)            0.04
                                                  ------------     ------------     ------------   ------------     ------------
Net income (loss)                                 $      (1.02)    $      (1.27)    $      (6.31)  $      (1.81)    $       0.31
                                                  ============     ============     ============   ============     ============

Weighted average common shares outstanding:
    Basic                                               11,810           11,810           11,581         11,970           11,834
                                                  ============     ============     ============   ============     ============
    Diluted                                             11,810           11,810           11,581         11,970           12,289
                                                  ============     ============     ============   ============     ============

CONSOLIDATED BALANCE SHEET DATA:
Total assets                                      $    103,024     $     93,511     $     96,116   $    105,695     $    134,162

Working capital (deficiency)                           (47,144)(1)      (33,854)(1)      (30,172)         1,130 (1)        5,260 (1)

Current portion of long-term debt                       72,924 (1)       44,249 (1)       10,475          7,229 (1)       16,832 (1)

Long-term debt and other liabilities                    58,624 (1)       62,072 (1)       52,477         13,283 (1)       15,912 (1)

Total liabilities                                      185,008          163,502          135,475         78,925           83,992

Stockholders' equity (deficit)                         (81,984)         (69,991)         (39,359)        26,770           50,170


The Company did not pay any cash dividends on its common stock since its inception on October 20, 1999. Certain prior period amounts have been reclassified to conform with the fiscal 2001 presentations.


(1) Restated - See Note 17 in the notes to consolidated financial statements.

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


As discussed in Note 17 to the consolidated financial statements, the Company has restated its consolidated balance sheets as of February 28, 2001 and February 29, 2000 to classify amounts outstanding pursuant to its credit facility as current liabilities rather than as long-term debt. The accompanying management's discussion and analysis gives effect to that restatement.


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




The Company's working capital (deficit) was $(47.1) million at February 28, 2001. Current liabilities at February 28, 2001 include $65.7 million of borrowings under the Company's credit facility, $10.7 million for Medicare and Medicaid liabilities, $21.7 million of payroll and payroll related costs and $7.2 million for the current portion of other debt obligations. Borrowings under the Company's credit facility have been reflected as current liabilities pursuant to the provisions of Consensus 95-22 issued by the Financial Accounting Standards Board Emerging Issues Task Force.


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

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----
INDEPENDENT AUDITOR'S REPORT                                                                     F-1

CONSOLIDATED FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as of
           February 28, 2001 (restated) and February 29,
           2000 (restated)                                                                       F-2

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


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10(a) to the consolidated financial statements, the Company's continued losses from operations, working capital deficiency, accumulated deficit, and cash used in operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 10(a). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



As discussed in Note 17 to the consolidated financial statements, the accompanying February 28, 2001 and February 29, 2000 consolidated balance sheets have been restated.


/s/ Deloitte & Touche, LLP


Jericho, New York

(September 13, 2001 as to Notes 10 and 17)

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                   FEBRUARY 28,   FEBRUARY 29,
                                                                       2001           2000
                                                                   ------------   ------------
                                                                    (RESTATED - SEE NOTE 17)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $      4,955   $      9,299
     Accounts receivable, net of allowance
       for doubtful accounts of $10,500
       and $5,900, respectively                                          71,425         55,221
     Prepaid expenses and other current assets                            2,860          3,056
                                                                   ------------   ------------
Total current assets                                                     79,240         67,576

FIXED ASSETS, net of accumulated
     depreciation  $8,434 and $6,054, respectively                       16,338         18,243
GOODWILL, net of accumulated
     amortization of $8,789 and $8,983, respectively                      5,307          4,489
OTHER ASSETS                                                              2,139          3,203
                                                                   ------------   ------------
TOTAL                                                              $    103,024   $     93,511
                                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                              $     12,553   $     16,055
     Accrued expenses                                                     8,462          7,729
     Accrued payroll and payroll related expenses                        21,732         22,996
     Current portion of Medicare and Medicaid liabilities                10,713         10,401
     Current portion of long-term debt                                   72,924         44,249
                                                                   ------------   ------------
Total current liabilities                                               126,384        101,430

LONG-TERM DEBT                                                            9,736         14,974
LONG-TERM MEDICARE AND MEDICAID LIABILITIES                              46,357         43,936
OTHER LIABILITIES                                                         2,531          3,162
                                                                   ------------   ------------
TOTAL LIABILITIES                                                       185,008        163,502
                                                                   ------------   ------------

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

During fiscal 1999, the Company wrote off fixed assets relating to closed locations and obsolete computer equipment. During fiscal 2001, 2000 and 1999, the Company wrote off fully depreciated fixed assets of approximately $1.1 million, $1.7 million and $1.4 million, respectively. During fiscal 2001 and 2000, the write off of net fixed assets relating to closed or sold locations was immaterial.


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

10.  LONG-TERM DEBT

Long-term debt consists of the following:


                                                   FEBRUARY 28/29,
                                               ----------------------
                                                 2001          2000
                                               --------      --------
Borrowings under credit facility(a)            $ 65,694      $ 38,377
Obligations under capital leases(b)               7,201         9,794
Notes payable related to acquisitions(c)          3,193         3,323
Other notes payable(d)                            3,718         3,318
Notes payable - trade vendors(e)                  2,854         4,411
                                               --------      --------
Total                                            82,660        59,223
Less current portion                            (72,924)      (44,249)
                                               --------      --------
Long-term debt(f)                              $  9,736      $ 14,974
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


The Company's consolidated balance sheet reflects a working capital (deficit) of ($47.1) million and total stockholders' equity (deficit) of ($82.0) million at February 28, 2001. In addition, the Company has incurred losses in each of the three years ended February 28, 2001. Management continues to pursue various strategies, including but not limited to, obtaining additional financing, cost reductions, change in revenue mix and negotiating with new and existing payor sources. The Company believes that cash provided by operations, which is expected to improve as a result of the change to PPS which became effective October 1, 2000, together with the availability of financing as described in the preceding paragraph, will provide adequate funds for the Company's current level of operations and debt obligations through February 2002.


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

(f) Repayments of long-term debt at February 28, 2001 are due as follows:



                         OBLIGATIONS
                            UNDER
                           CAPITAL       OTHER
YEARS ENDING FEBRUARY       LEASES        DEBT        TOTAL
---------------------    -----------    --------     -------
2002                      $  3,023      $ 69,901     $72,924
2003                         2,469         2,178       4,647
2004                         1,560         1,291       2,851
2005                           149           272         421
2006                            --           289         289
Thereafter                      --         1,528       1,528
                          --------      --------     -------
Total                     $  7,201      $ 75,459     $82,660
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


17. RESTATEMENT OF BALANCE SHEET



Subsequent to the issuance of the Company's consolidated financial statements included in its Annual Report on Form 10-K as of February 28, 2001 and for the year than ended, the Company's management determined that the amounts outstanding pursuant to the credit facility described in Note 10a to the consolidated financial statements should have been classified as current liabilities rather than long-term debt, pursuant to the provisions of Consensus 95-22 issued by the Financial Accounting Standards Board Emerging Issues Task Force. Accordingly, the accompanying balance sheets have been restated to reflect the reclassification of the amounts outstanding pursuant to this credit facility as current liabilities. As a result, current liabilities increased by $65.7 million and $38.4 million at February 28, 2001 and February 29, 2000, respectively, and long-term debt decreased by the same amounts. This reclassification had no effect on total assets, total stockholders' equity (deficit), total revenues, operating income (loss), net (loss), or net cash provided by (used in) operating activities for any period.

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


Dated: September 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



            SIGNATURE                        TITLE                        DATE
--------------------------------    -------------------------      ------------------
 /s/ STEPHEN SAVITSKY               Chairman of the Board,         September 27, 2001
--------------------------------    Chief Executive Officer,
Stephen Savitsky                    (Principal Executive
                                    Officer) and Director

/s/ DALE R. CLIFT                   President and Chief            September 27, 2001
--------------------------------    Operating Officer
Dale R. Clift

 /s/ WILLARD T. DERR                Chief Financial Officer        September 27, 2001
--------------------------------    Sr. Vice President,
Willard T. Derr                     Corporate Controller, and
                                    Treasurer, (Principal
                                    Financial and Accounting
                                    Officer)

                *                   Director                       September 27, 2001
--------------------------------
David Savitsky

                *                   Director                       September 27, 2001
--------------------------------
Bernard J. Firestone, Ph.D.

                *
--------------------------------    Director                       September 27, 2001
Jonathan Halpert, Ph.D.

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