Form 10-Q/A
period 2001-06-30
TENDER LOVING CARE HEALTH CARE SERVICES INC/ NY
filed 2001-09-27
CIK 1082993

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


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


This amendment is being filed to reflect the restatement of the Company's condensed consolidated financial statements, as discussed in Note 5 thereto, and other information related to such restated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

         TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                                      INDEX
--------------------------------------------------------------------------------

                                                                                       PAGE NO.
                                                                                       --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets -
          June 30, 2001 (as restated) and February 28, 2001
          (as restated)                                                                     3

         Condensed Statements of Consolidated
          Operations - Three months ended
          June 30, 2001 and 2000                                                            4

         Condensed Statements of Consolidated Cash
          Flows - Three months ended June 30, 2001
          and 2000                                                                          5

         Notes to Condensed Consolidated Financial
          Statements                                                                      6-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                                     10-11

          Forward-Looking Statements                                                    12-14

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                  15

PART I. FINANCIAL INFORMATION
-----------------------------
TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------

(IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------

                                                             JUNE 30,      FEBRUARY 28,
                                                               2001            2001
                                                            ---------      ------------
                                                              (RESTATED - SEE NOTE 5)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                 $   6,100       $   4,955
  Accounts receivable, net of allowance
   for doubtful accounts of $10,400 and
   $10,500, respectively                                       75,987          71,425
  Prepaid expenses and other current assets                     1,909           2,860
-------------------------------------------------------------------------------------
Total current assets                                           83,996          79,240

FIXED ASSETS, net of accumulated
  depreciation of $9,309 and $8,434, respectively              15,534          16,338
GOODWILL, net of accumulated
  amortization of $8,980 and $8,789, respectively               5,116           5,307
OTHER ASSETS                                                    1,965           2,139
-------------------------------------------------------------------------------------
TOTAL                                                       $ 106,611       $ 103,024
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expense                      $  23,413       $  21,015
  Accrued payroll and payroll related expenses                 20,889          21,732
  Current portion of Medicare and Medicaid liabilities         12,900          10,713
  Current portion of long-term debt                            80,088          72,924
-------------------------------------------------------------------------------------
  Total current liabilities                                   137,290         126,384

LONG-TERM DEBT                                                  8,298           9,736
LONG-TERM MEDICARE AND MEDICAID
  LIABILITIES                                                  42,904          46,357
OTHER LIABILITIES                                               2,585           2,531
-------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                           191,077         185,008
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
                                                      ========       ========

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
--------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------


1.       FINANCIAL STATEMENTS - Basis of Presentation: Tender Loving Care
         Health Care Services, Inc. ("TLCS" or "the Company") is a leading provider of home health care services with 87 locations in 22 states and the District of Columbia. The accompanying unaudited condensed consolidated financial statements reflect the results of operations of TLCS and its related financial position and cash flows. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 2001 and February 28, 2001 and the results of operations and the cash flows for the three months ended June 30, 2001 and 2000. The results for the three months ended June 30, 2001 and 2000 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 2001 and for the fiscal year then ended which are included in the Company's Annual Report on Form 10-K/A.


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


5.       RESTATEMENT OF BALANCE SHEET



         Subsequent to the issuance of the Company's condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, the Company's management determined that the amounts outstanding pursuant to its credit facility should have been classified as current liabilities rather than long-term debt, pursuant to the provisions of Consensus 95-22 issued by the Financial Accounting Standards Board Emerging Issues Task Force. Accordingly, the accompanying balance sheets have been restated to reflect the reclassification of the amounts outstanding pursuant to this credit facility as current liabilities. As a result, current liabilities increased by $73.9 million and $65.7 million at June 30, 2001 and February 28, 2001, respectively, and long-term debt decreased by the same amounts. This reclassification had no effect on total assets, total stockholders' equity (deficit), total revenues, operating income (loss), net (loss), or net cash provided by (used in) operating activities for any period.

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


         As discussed in Note 5 to the condensed consolidated financial statements, the Company has restated its condensed consolidated balance sheets as of June 30, 2001 and February 28, 2001 to classify amounts outstanding pursuant to its credit facility as current liabilities rather than as long-term debt.



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


           Dated: September 27, 2001       By:   /s/ Stephen Savitsky

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


           Dated: September 27, 2001       By:  /s/ Dale R. Clift

                                               ---------------------------------
                                           Dale R. Clift
                                           President and Chief Operating Officer


           Dated: September 27, 2001       By:  /s/ Willard T. Derr

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