Form 10-Q
period 2001-09-30
TENDER LOVING CARE HEALTH CARE SERVICES INC/ NY
filed 2001-11-19
CIK 1082993

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED SEPTEMBER 30, 2001, OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM            TO          .
                     ----------    ---------


                         Commission file number 0-25777
                                                -------

                  TENDER LOVING CARE HEALTH CARE SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                           11-3476656
     -------------------------------                  ------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
      incorporation or organization)


1983 MARCUS AVENUE, LAKE SUCCESS, NEW YORK                           11042
------------------------------------------                         ----------
 (Address of principal executive offices)                          (Zip Code)


                                 (516) 358-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No   .
                                      ---    ---

The number of shares of common stock outstanding on November 13, 2001 was 11,819,653.

         TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES


                                      INDEX
--------------------------------------------------------------------------------

                                                                          PAGE NO.
                                                                          --------
PART I.              FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

                     Condensed Consolidated Balance Sheets -
                         September 30, 2001 and February 28, 2001                3

                     Condensed Statements of Consolidated
                         Operations - Three and Six months ended
                         September 30, 2001 and 2000                             4

                     Condensed Statements of Consolidated Cash
                         Flows - Six months ended September 30,
                         2001 and 2000                                           5

                     Notes to Condensed Consolidated Financial
                     Statements                                                6-9

ITEM 2.              MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS                                   10-11

                         Forward-Looking Statements                          12-14

PART II.             OTHER INFORMATION

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K                        15-16

PART I.  FINANCIAL INFORMATION

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                            (UNAUDITED)
                                                           SEPTEMBER 30,     FEBRUARY 28,
                                                               2001              2001
                                                           -------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $   6,045         $   4,955
   Accounts receivable, net of allowance for doubtful
      accounts of $10,400 and $10,500, respectively             70,438            71,425
   Prepaid expenses and other current assets                     2,737             2,860
                                                             ---------         ---------
Total current assets                                            79,220            79,240

FIXED ASSETS, net of accumulated
   depreciation of $9,706 and $8,434, respectively              15,029            16,338
GOODWILL, net of accumulated
   amortization of $9,123 and $8,789, respectively               4,974             5,307
OTHER ASSETS                                                     1,890             2,139
                                                             ---------         ---------
TOTAL                                                        $ 101,113         $ 103,024
                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expense                      $  21,241         $  21,015
   Accrued payroll and payroll related expenses                 19,375            21,732
   Current portion of Medicare and Medicaid
      liabilities                                               12,909            10,713
   Current portion of long-term debt                            85,946            72,924
                                                             ---------         ---------
Total current liabilities                                      139,471           126,384

LONG-TERM DEBT                                                   7,996             9,736
LONG-TERM MEDICARE AND MEDICAID
   LIABILITIES                                                  40,139            46,357
OTHER LIABILITIES                                                2,416             2,531
                                                             ---------         ---------
TOTAL LIABILITIES                                              190,022           185,008
                                                             ---------         ---------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock - $.01 par value;
      50,000,000 shares authorized;
      11,809,653 outstanding at September 30, 2001
      and February 28, 2001                                        118               118
   Additional paid-in capital                                   50,981            50,981
   Accumulated deficit                                        (140,008)         (133,083)
                                                             ---------         ---------
Total stockholders' equity (deficit)                           (88,909)          (81,984)
                                                             ---------         ---------
TOTAL                                                        $ 101,113         $ 103,024
                                                             =========         =========

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three Months Ended                  Six Months Ended
                                                           September 30,                      September 30,
                                                    ---------------------------         ---------------------------
                                                       2001             2000              2001              2000
                                                    ---------         ---------         ---------         ---------

TOTAL REVENUES                                      $  65,067         $  56,198         $ 130,811         $ 112,858
                                                    ---------         ---------         ---------         ---------

OPERATING EXPENSES:
   Service costs                                       35,117            33,979            68,786            69,117
   General and administrative costs                    28,340            22,770            57,083            44,816
                                                    ---------         ---------         ---------         ---------
Total operating expenses                               63,457            56,749           125,869           113,933
                                                    ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE INTEREST, DEPRECIATION,
   AMORTIZATION AND INCOME TAXES                        1,610              (551)            4,942            (1,075)
                                                    ---------         ---------         ---------         ---------

INTEREST AND OTHER EXPENSES:
   Interest expense                                     4,672             3,323             9,290             6,629
   Interest (income)                                      (55)             (129)             (118)             (364)
   Depreciation and amortization                        1,103             1,130             2,198             2,252
   Other (income) expense, net                            308               (93)             (236)             (168)
                                                    ---------         ---------         ---------         ---------
TOTAL INTEREST AND OTHER EXPENSE                        6,028             4,231            11,134             8,349
                                                    ---------         ---------         ---------         ---------

(LOSS) BEFORE INCOME TAXES                             (4,418)           (4,782)           (6,192)           (9,424)

PROVISION FOR INCOME TAXES                                 25                25                50                50
                                                    ---------         ---------         ---------         ---------

NET (LOSS)                                          $  (4,443)        $  (4,807)        $  (6,242)        $  (9,474)
                                                    ---------         ---------         ---------         ---------

INCOME (LOSS) PER COMMON SHARE-
   BASIC                                            $   (0.38)        $   (0.41)        $   (0.53)        $   (0.80)
                                                    =========         =========         =========         =========

INCOME (LOSS) PER COMMON SHARE-
   DILUTED                                          $   (0.38)        $   (0.41)        $   (0.53)        $   (0.80)
                                                    =========         =========         =========         =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:
   BASIC                                               11,810            11,810            11,810            11,810
                                                    =========         =========         =========         =========
   DILUTED                                             11,810            11,810            11,810            11,810
                                                    =========         =========         =========         =========


            See notes to condensed consolidated financial statements.

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
(IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        -------------------------
                                                          2001             2000
                                                        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                              $ (6,242)        $ (9,474)
Adjustments to reconcile net (loss)
   to net cash used in operations:
   Depreciation and amortization of fixed assets           1,912            1,928
   Amortization of goodwill and intangibles                  286              324
   Allowance for doubtful accounts                          (218)             177
   (Gain) on sale of assets                                   --              (23)
   Decrease in other liabilities                            (123)            (270)
Change in operating assets and liabilities:
   Accounts receivable                                     3,488             (537)
   Accrued payroll and payroll related expenses           (1,798)          (1,842)
   Prepaid expenses and other current assets              (1,203)             638
   Accounts payable and accrued expenses                     (13)          (5,556)
   Decrease in Medicare and Medicaid liabilities          (2,913)          (2,885)
   Other assets                                              202              186
                                                        --------         --------
Net cash used in operating activities                     (6,622)         (17,334)
                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets                                  --               25
Purchase of fixed assets                                    (865)            (574)
                                                        --------         --------
Net cash used in investing activities                       (865)            (549)
                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under secured credit facility                  11,956           10,570
Proceeds from note payable                                    --            1,000
Payments of notes payable and other long
   term liabilities                                       (3,551)          (1,953)
                                                        --------         --------
Net cash provided by financing activities                  8,405            9,617
                                                        --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                          918           (8,266)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             5,127            9,299
                                                        --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  6,045         $  1,033
                                                        ========         ========

SUPPLEMENTAL DATA:
Cash paid (received) for:
Interest                                                $  8,567         $  7,005
                                                        ========         ========
Income taxes, net                                       $     53         $    (36)
                                                        ========         ========

TENDER LOVING CARE HEALTH CARE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS - Basis of Presentation: Tender Loving Care Health Care Services, Inc. ("TLCS" or "the Company") is a leading provider of home health care services with 88 locations in 22 states and the District of Columbia. The accompanying unaudited condensed consolidated financial statements reflect the results of operations of TLCS and its related financial position and cash flows. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 2001 and February 28, 2001 and the results of operations for the three and six months ended September 30, 2001 and 2000 and the cash flows for the six months ended September 30, 2001 and 2000. The results for the three and six months ended September 30, 2001 and 2000 are not necessarily indicative of the results for an entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements as of February 28, 2001 and for the fiscal year then ended which are included in the Company's Annual Report on Form 10-K/A.

         Change in Reporting Period: During the fourth quarter of the fiscal year ended February 28, 2001, the Company's Board of Directors voted unanimously to change the Company's fiscal year-end to March 31 from February 28/29.

         The accompanying unaudited condensed consolidated financial statements reflect results of operations for the three and six months ended September 30, 2001. The results of operations for the three and six months ended September 30, 2001 ("the 2001 period") are comparable to the results of operations for the three and six months ended August 31, 2000 ("the 2000 period"). The financial information for the comparable prior year period is not distorted by use of the quarterly period which ended on August 31, 2000. The Registrant does not believe that seasonal or other factors exist in any material respect that could affect the comparability of information or trends reflected. Accordingly, the Registrant has not undertaken a recasting of quarterly information for its prior year.

         The net loss of $683 thousand for the one month period ended March 31, 2001 was recorded directly to Stockholders' Equity (Deficit) as a reduction to retained earnings. The following table presents the Company's condensed consolidated financial information for the one month period ended March 31, 2001 (dollars in thousands):

                                                                                      One Month Ended
                                                                                      March 31, 2001
                                                                                      ---------------
         Revenue                                                                         $   21,813
                                                                                         ==========

         Income before interest, depreciation, amortization and
            income taxes                                                                 $    1,140
                                                                                         ==========

         Interest and other expenses                                                     $    1,823
                                                                                         ==========

         Net (loss)                                                                      $     (683)
                                                                                         ==========

         The following table presents the Company's condensed consolidated cash flow information for the one month period ended March 31, 2001:

                                                                                      One Month Ended
                                                                                      March 31, 2001
                                                                                      ---------------
         Net cash used in operating activities                                           $   (2,443)

         Net cash used in investing activities                                                  (59)

         Net cash provided by financing activities                                            2,674
                                                                                         ----------

         Net increase in cash and cash equivalents                                              172

         Cash and cash equivalents, beginning of period
                                                                                              4,955
                                                                                         ----------
         Cash and cash equivalents, end of period                                        $    5,127
                                                                                         ==========

2. EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - The calculation of basic and diluted earnings (loss) per share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

         The shares used in computing basic and diluted earnings (loss) per share were 11,809,653 shares for the three and six months ended September 30, 2001 and 2000. The calculations of earnings (loss) per share reflect the weighted average number of shares outstanding.

3. MEDICARE REPAYMENT PLAN - The Company has obtained an amendment to its repayment agreement ("the Agreement") from the Federal Centers for Medicare and Medicaid Services ("CMS") (formerly the Federal Health Care Financing Administration) for the repayment of all excess PIP amounts and all audit liabilities relative to periods through February 28, 2001. The Agreement, as amended, revised the terms of a prior repayment agreement reached in December 1999, resulting in reduced monthly payments in earlier periods and an extension of the maturity date of the repayment plan. The Agreement, as amended, provides for aggregate monthly payments of principal and interest from September 2001 through May 2005. The required monthly payments are $750 thousand from September 2001 through February 2002, $1.0 million from

         March 2002 through November 2002, $1.5 million from December 2002 through May 2004 and $1.75 million from September 2004 through April 2005. Any remaining liabilities as of May 2005 for periods covered by the Agreement will then be paid in a balloon payment, the amount of which is to be determined no later than March 1, 2005. Any overpayments or audit liabilities that are successfully appealed by the Company will be subtracted from the total amounts owed. Interest is accrued from the date of each assessment at the government rate of interest (currently at 13.75% per annum). United Government Services LLC ("UGS"), a fiscal intermediary for CMS, collects amounts due under the repayment plan by offsetting against current remittances due to the Company.

4. CONTINGENCIES - On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former licensees (franchisees) of the Company for the territory comprising certain counties in and around Los Angeles, California, and their holding company, instituted an action against the Company subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District Court for the Central District of California on December 22, 1998. Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs. The plaintiffs are seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. The plaintiffs have not specified the amount of damages they are seeking. Pursuant to the Company's Motion for Summary Judgment, the court granted all of the individual defendants' Motion for Summary Judgment dismissing all causes of action against these individuals. In addition, the court dismissed the RICO, fraud, negligence, California franchise investment law and implied covenant of good faith and fair dealing claims. The only remaining triable issues in the case are those relating to breach of contract, unfair business practices and wrongful termination under the California Franchise Law.

         The Company is a defendant in several civil actions which are routine and incidental to its business. The Company purchases insurance in such amounts which management believes to be reasonable and prudent.

         Although the Company cannot estimate the ultimate cost of its open legal matters with precision, it has recorded a loss accrual at September 30, 2001 and February 28, 2001 for the aggregate, estimated amount to litigate or resolve such matters. In the opinion of management, the outcome of pending litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

5. SALE OF THE COMPANY - On October 18, 2001, the Company entered into an Agreement and Plan of Merger and Reorganization with e-MedSoft.com ("Med Diversified") and an acquisition subsidiary of Med Diversified ("Purchaser") pursuant to which the Purchaser will be merged into the Company (the "Merger"). In the Merger, each share of Company common stock outstanding immediately prior to the Merger will be converted into the right to receive $1.00 per share. In connection with the Merger, the Purchaser has commenced a cash tender offer (the "Offer") to purchase all of the issued and outstanding shares of the Company common stock at a price of $1.00 per share, net to the seller in cash. Med Diversified is a provider of a wide range of health care products and home health care services. Upon completion of the Merger, the Company will become a wholly-owned subsidiary of Med Diversified, maintaining its headquarters in Lake Success, New York led by the current TLCS management team.

         In accordance with applicable requirements of the Federal Securities and Exchange Commission, the tender offer which commenced on October 29, 2001 will be open to all holders of TLCS common stock for 20 business days and will expire on November 27, 2001, unless terminated or extended.

         In connection with the Merger, the Company, Med Diversified and the Purchaser have entered into a Stock Option Agreement. Pursuant to the Stock Option Agreement the Company has granted an option to the Purchaser, exercisable if more than 75% but less than 90% of the Company's shares have been tendered in the Offer, to purchase, at $1.00 per share, a number of shares of Company common stock which, when added to the number of shares of Company common stock owned by Purchaser and Med Diversified, will constitute 90% of the outstanding shares of Company common stock. If Med Diversified exercises this option, by acquiring 90% of the outstanding shares of the Company common stock it can complete the Merger without a shareholder vote. If Med Diversified cannot exercise its "top-up option", the final Merger would require the approval of TLCS' stockholders, which would be assured if Med Diversified acquires at least a majority of the outstanding shares in the tender offer. Also in connection with the Merger, Med Diversified and certain directors and executive officers of TLCS have entered into a "Shareholder Agreement" pursuant to which such directors and officers have agreed to tender their shares of TLCS common stock in the Offer and to ultimately vote their shares in favor of the Merger.

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

         RESULTS OF OPERATIONS

         Total revenues increased by $8.9 million, or 15.8%, to $65.1 million for the three months ended September 30, 2001 from $56.2 million for the three months ended September 30, 2000. For the six months ended September 30, 2001 ("the 2001 period"), total revenues increased by $18.0 million, or 15.9%, to $130.8 million from $112.8 million for the six months ended September 30, 2000 ("the 2000 period"). The increase in the Company's revenues is primarily due to an increase in the Company's Medicare revenues of $29.5 million to $84.4 million in the 2001 period from $54.9 million in the 2000 period. This growth is attributable to an increase in patient admissions as well as changes in the Medicare payment methodology under a Prospective Payment System ("PPS") which became effective October 1, 2000 for providers of Medicare home health services. Offsetting this increase is a decrease in non-Medicare revenue resulting from the Company's change in revenue mix by eliminating business with certain payor sources that represented minimal profits or poor cash flow.

         The following are the Company's service revenues by payment source:

                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                   --------------------            ----------------------
                                                   2001            2000            2001              2000
                                                   ----            ----            ----              ----
        Medicare                                   64.5%           49.2%           64.5%             48.6%
        Medicaid                                   21.5            26.8            21.2              26.7
        Insurance, contracts and
        individuals                                13.6            23.8            13.8              24.1
        Other                                       0.4             0.2             0.5               0.6
                                                  -----           -----           -----             -----
        Total                                     100.0%          100.0%          100.0%            100.0%
                                                  =====           =====           =====             =====

         Direct service costs were 54.0% and 60.5% of revenues for the three months ended September 30, 2001 and 2000 and 52.6% and 61.2% for the six months ended September 30, 2001 and 2000, respectively. The decrease in operating costs as a percentage of service revenues was primarily due to higher Medicare rates paid for services under PPS as compared to cost reimbursement previously received under the Medicare Interim Payment System ("IPS") which was in effect from March 1, 1998 until September 30, 2000. Additionally, the decreases in operating costs as a percentage of service revenues results from a change in revenue mix, as the Company complies with its objective to eliminate unprofitable and low margin business.

         General and administrative costs were $28.3 million and $22.8 million for the three months ended September 30, 2001 and 2000 and $57.1 million and $44.8 million, or 43.6% and 39.7% of revenues in the 2001 and 2000 periods, respectively. The increase in general and administrative costs was primarily due to increased administrative salary costs, related in part to our sales force growth, and licensee distribution expense which results from higher gross margins.

         Interest expense was approximately $4.7 million and $9.3 million in the three and six months ended September 30, 2001 as compared to $3.3 million and $6.6 million in the three and six months ended September 30, 2000. The increases in interest expense in the current year periods were primarily due to the increase in the level of borrowings under the Company's accounts receivable purchase program.

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

         The balance of amounts outstanding under the Company's secured financing facility increased primarily as a result of the increase in the average accounts receivable balances outstanding. The Company is taking significant steps to reduce the time it takes to collect accounts receivable including the establishment of de-centralized billing and service centers, changes in revenue mix to more timely payors and expansion of a comprehensive, Company-wide quality assurance program to maximize the clarity and accuracy of all clinical and financial billing data. During the three months ended September 30, 2001, the Company decreased its net trade accounts receivable by $5.5 million. The Company's net trade accounts receivable were $70.4 million at September 30, 2001 as compared to $71.4 million at February 28, 2001.

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

         RECENTLY ISSUED ACCOUNTING STANDARDS
         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective December 15, 2001). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of the SFAS No. 142 pronouncement on the Company's financial results is currently being evaluated.

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

         SALE OF THE COMPANY. On October 18, 2001, the Company entered into an Agreement and Plan of Merger and Reorganization with e-MedSoft.com ("Med Diversified") and an acquisition subsidiary of Med Diversified ("Purchaser") pursuant to which the Purchaser will be merged into the Company (the "Merger"). In the Merger, each share of Company common stock outstanding immediately prior to the Merger will be converted into the right to receive $1.00 per share. In connection with the Merger, the Purchaser has commenced a cash tender offer (the "Offer") to purchase all of the issued and outstanding shares of the Company common stock at a price of $1.00 per share, net to the seller in cash. Med Diversified is a provider of a wide range of health care products and home health care services. Upon completion of the Merger, the Company will become a wholly-owned subsidiary of Med Diversified, maintaining its headquarters in Lake Success, New York led by the current TLCS management team. In the event that Med Diversified completes the Offer, but the Merger is not completed, there may not be a public trading market for the shares of the Company.

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

         SATISFACTORY FINANCING. Proceeds from the Company's financing program provided some working capital and the ability to pay portions of certain accumulated indebtedness. Under the financing program, the Company sells its trade accounts receivable. However, the financing entity is not obligated to continually purchase such receivables. The Company is limited to selling up to $85 million of eligible accounts receivable under the financing facility and such facility expires on December 31, 2002. The ability of the Company to grow will be dependent on continuing to have satisfactory financing and reducing the time it takes to collect its accounts receivable.

         DEFERRED PAYMENT ARRANGEMENTS. The Company has negotiated deferred payment terms for certain of its Medicare and Medicaid liabilities and has made arrangements with many of its other creditors to either reduce its liability to them, defer and/or extend payment of the liability, or a combination of several of these steps. Management cannot provide assurance the Company's vendors will continue to extend credit. Pursuant to the Company's agreement with the Federal Centers for Medicare and Medicaid Services ("CMS") (formerly the Federal Health Care Financing Administration) to repay accumulated Medicare liabilities, the Company will be required to pay excess periodic interim payments received and Medicare audit liabilities on a monthly basis through May 2005. United Government Services LLC ("UGS"), a fiscal intermediary for CMS, collects amounts due under the repayment plan by offsetting against current remittances due to the Company. If no Medicare accounts receivable are available for offset as amounts become due under the repayment plan, then all amounts owed pursuant to this repayment plan may become immediately due and payable. The Company must generate sufficient cash to meet these obligations.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On December 21, 1998, H.L.N. Corporation, Frontlines Homecare, Inc., E.T.H.L., Inc., Phoenix Homelife Nursing, Inc., and Pacific Rim Health Care Services, Inc., former licensees (franchisees) of the Company for the territory comprising certain counties in and around Los Angeles, California, and their holding company, instituted an action against the Company subsidiaries, Staff Builders, Inc., Staff Builders International, Inc. and Staff Builders Services, Inc., and certain executive officers of the Company in the Superior Court for the State of California, County of Los Angeles. The action was removed to United States District Court for the Central District of California on December 22, 1998. Plaintiffs filed a First and Second Amended Complaint in the Central District on January 8, 1999 and September 1, 1999, respectively, to challenge the termination of the four franchise agreements between the Company and certain of the named plaintiffs. The plaintiffs are seeking damages for violations of California franchise law, breach of contract, fraud and deceit, unfair trade practices, claims under the RICO, negligence, intentional interference with contractual rights, declaratory and injunctive relief and a request for an accounting. The plaintiffs have not specified the amount of damages they are seeking. Pursuant to the Company's Motion for Summary Judgment, the court granted all of the individual defendants' Motion for Summary Judgment dismissing all causes of action against these individuals. In addition, the court dismissed the RICO, fraud, negligence, California franchise investment law and implied covenant of good faith and fair dealing claims. The only remaining triable issues in the case are those relating to breach of contract, unfair business practices and wrongful termination under the California Franchise Law.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

Exhibit No.                Description
-----------                -----------
    3.1       Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on October 14, 1999. (A)

    3.2       Amended and Restated By-laws of the Company. (A)

    2.1       Agreement and Plan of Merger and Reorganization, dated as of October
              18, 2001, by and among e-MedSoft.com, TLC Acquisition Corporation and the
              Company. (B)

Exhibit No.                Description
-----------                -----------
   10.1       Shareholder Agreement, dated as of October 18, 2001, by and among e-
              MedSoft.com, TLC Acquisition Corporation, Stephen Savitsky, Dale R.
              Clift, David Savitsky, Willard T. Derr, Renee J. Silver, Sandra Parshall,
              Jonathan Halpert, PhD., and Bernard J. Firestone, PhD. (B)

   10.2 Stock Option Agreement, dated as of October 18, 2001, by and among e-MedSoft.com, TLC Acquisition Corporation and the Company. (B)

   10.3       Employment Agreement, dated as of October 18, 2001, between the Company and Stephen Savitsky. (B)

   10.4       Employment Agreement, dated as of October 18, 2001, between the Company and Dale R. Clift. (B)

   10.5       Employment Agreement, dated as of October 18, 2001, between the Company and David Savitsky. (B)

   10.6       Agreement, dated October 18, 2001, by and among the Company, Stephen
              Savitsky, Dale R. Clift and David Savitsky. (B)

   10.7 Confidentiality Agreement, dated September 25, 2001, between e-MedSoft.com and the Company. (C)

NOTES TO EXHIBITS

(A) Incorporated by reference to the Company's Form 10-Q (File No. 0-25777) filed with the Commission on October 20, 1999.

(B) Incorporated by reference to the Company's Form 8-K (File No. 0-25777) filed with the Commission on October 25, 2001.

(C) Incorporated by reference to Schedule TO filed by TLC Acquisition Corporation and e-MedSoft.com/Med Diversified on October 29, 2001.


(B)      REPORTS ON FORM 8-K

During the quarter ended September 30, 2001 no reports on Form 8-K were filed by the Registrant.

On October 25, 2001, the Registrant filed a Form 8-K relative to the sale of the Company and execution of the Agreement and Plan of Merger and Reorganization with e-MedSoft.com/Med Diversified.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TENDER LOVING CARE HEALTH CARE
                                              SERVICES, INC.

           Dated: November 19, 2001         By: /s/ Stephen Savitsky
                                               ---------------------------------
                                               Stephen Savitsky
                                               Chairman of the Board,
                                               Chief Executive Officer,
                                               (Principal Executive Officer) and
                                               Director

           Dated: November 19, 2001         By: /s/ Dale R. Clift
                                               ---------------------------------
                                               Dale R. Clift
                                               President and Chief Operating
                                               Officer

           Dated: November 19, 2001         By: /s/ Willard T. Derr
                                               ---------------------------------
                                               Willard T. Derr
                                               Chief Financial Officer,
                                               Sr. Vice President, Corporate
                                               Controller and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)